Form 10-Q
period 1996-06-29
BRIDGEPORT MACHINES INC
filed 1996-08-09
CIK 931125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number 000-25l02

                            BRIDGEPORT MACHINES, INC.
             (exact name of registrant as specified in its charter)

         Delaware                                     06-ll69678
(State of Incorporation)                   (IRS Employer Identification No.)

   500 Lindley Street, Bridgeport, CT                   06606
(Address of principal executive offices)              (zip code)

               Registrant's telephone number, including area code:
                                 (203) 367-365l

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X[      No [ ]


The number of shares of Issuer's Common Stock, $.0l par value, outstanding on June 29, l996 was 5,678,695 shares.

                            BRIDGEPORT MACHINES, INC.
                                AND SUBSIDIARIES




                                      INDEX


Part I - FINANCIAL INFORMATION


Item l.             FINANCIAL STATEMENTS

                    Consolidated Balance Sheets as of
                    June 29, 1996 and March 30, 1996

                    Consolidated Income Statements for
                    the three month periods ended June 29,
                    1996 and July 1, 1995

                    Consolidated Statements of Stockholders'
                    Equity for the three month periods ended
                    June 29, 1996 and July 1, 1995

                    Consolidated Statements of Cash Flows
                    for the three month periods ended
                    June 29, 1996 and July 1, 1995

                    Notes to Consolidated Financial Statements

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS.


Part II - OTHER INFORMATION

Item l-4.           OTHER INFORMATION

Item 5.             OTHER INFORMATION

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K

Signatures

                            BRIDGEPORT MACHINES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                       June 29,        March 30,
                                                         l996            l996
                                                       ---------      ---------
          ASSETS

CURRENT ASSETS:
        Cash .....................................     $   6,884      $   4,960
        Trade accounts receivable,
          less allowance of $1,286
          and $1,182, respectively ...............        46,331         41,321
        Inventories ..............................        58,970         56,364
        Deferred income taxes ....................         2,680          2,680
        Prepaid expenses and other current
        assets ...................................         1,283          1,275
                                                       ---------      ---------

            Total current assets .................       116,148        106,600

PROPERTY, PLANT AND EQUIPMENT
        Land .....................................           337            334
        Buildings, improvements and
          leasehold improvements .................         3,194          3,284
        Machinery and equipment ..................        18,281         18,087
        Furniture and fixtures ...................         4,336          4,174
                                                       ---------      ---------
                                                          26,148         25,879

Less:  Accumulated depreciation ..................        (5,702)        (4,903)
                                                       ---------      ---------

        Property, plant and equipment,
          net ....................................        20,446         20,976
                                                       ---------      ---------

INVESTMENTS IN AND ADVANCES TO AFFILIATES ........         1,127          1,088

OTHER ASSETS, net of accumulated
  amortization of $1,403
        and $1,353 respectively ..................           432            492
                                                       ---------      ---------

             Total assets ........................     $ 138,153      $ 129,156
                                                       =========      =========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            BRIDGEPORT MACHINES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                         June 29,      March 30,
                                                          l996            l996
                                                       ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Bank overdrafts ..........................     $   1,643      $   1,974
        Working capital revolver .................        30,510         27,917
        Accounts payable .........................        23,241         20,707
        Accrued expenses .........................        13,211         11,618
        Income taxes payable .....................         3,977          3,548
        Current portion of long-term debt
          obligations ............................         1,688          1,688
                                                       ---------      ---------

             Total current liabilities ...........        74,270         67,452

LONG-TERM DEBT OBLIGATIONS .......................         4,053          4,475
OTHER LONG-TERM LIABILITIES ......................           120            120
                                                       ---------      ---------

             Total liabilities ...................        78,443         72,047

STOCKHOLDERS' EQUITY
        Preferred stock, $.0l par value,
          2,000,000 shares authorized,
          no shares issued .......................          --             --
        Common stock, $.0l par value,
          13,000,000 shares authorized;
          5,678,695 shares issued and
          outstanding at June 29, 1996
          and 5,676,697 shares issued and
          outstanding at March 30, 1996 ..........            57             57
        Capital in excess of par value ...........        38,279         38,259
        Retained earnings--subsequent to
          reclassification of $6,750
          deficit as part of the quasi-
          reorganization as of January 3,
          l993 ...................................        21,800         19,075
        Cumulative translation adjustment ........          (426)          (282)
                                                       ---------      ---------

             Total stockholders' equity ..........        59,710         57,109
                                                       ---------      ---------

             Total liabilities and stock-
             holders' equity .....................     $ 138,153      $ 129,156
                                                       =========      =========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            BRIDGEPORT MACHINES, INC.

                          CONSOLIDATED INCOME STATEMENTS
                THREE MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995
                    (In Thousands, Except Per Share Amounts)

                                                          THREE MONTHS ENDED
                                                     --------------------------
                                                      June 29,           July 1,
                                                       1996               1995
                                                     --------          --------
Net sales ..................................         $ 62,214          $ 47,273
Cost of sales ..............................           48,267            35,846
                                                     --------          --------
  Gross profit .............................           13,947            11,427
Selling, general and
  administrative expenses ..................            8,750             7,479
                                                     --------          --------

    Operating income .......................            5,197             3,948
Interest expense ...........................             (703)             (411)
Other income
  (expense), net ...........................              (54)             (234)
                                                     --------          --------

    Income before provision
      for income taxes .....................            4,440             3,303
Provision for
  income taxes .............................            1,715             1,353
                                                     --------          --------

    Net income .............................         $  2,725          $  1,950
                                                     ========          ========
Primary earnings
  per share ................................         $    .47          $    .34
                                                     ========          ========
Weighted average number
  of shares outstanding ....................            5,747             5,767

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                       BRIDGEPORT MACHINES, INC.

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE THREE MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995
                                            (In Thousands)

                                                                                 CAPITAL IN                              CUMULATIVE
                                                                    COMMON       EXCESS OF              RETAINED        TRANSLATION
                                                                    STOCK        PAR VALUE              EARNINGS         ADJUSTMENT
                                                                 --------           --------            --------           --------
BALANCE, April 1, l995 ...............................           $     57           $ 38,106            $ 10,651           $  1,395
Translation adjustment
  for the three months
  ended July 1, 1995 .................................               --                 --                  --                 (433)
Net income for the three
  months ended July 1, 1995 ..........................               --                 --                 1,950               --
Provision in lieu of
  income taxes .......................................               --                  (42)               --                 --
Exercise of stock options
  for common stock ...................................               --                    4                --                 --
                                                                 --------           --------            --------           --------

BALANCE, July 1, 1995 ................................           $     57           $ 38,068            $ 12,601           $    962
                                                                 ========           ========            ========           ========

BALANCE, March 30, 1996 ..............................           $     57           $ 38,259            $ 19,075           $   (282)
Translation adjustment
  for the three months
  ended June 29, 1996 ................................               --                 --                  --                 (144)
Net income for the three
  months ended June 29,
  l996 ...............................................               --                 --                 2,725               --
Exercise of stock options
  for common stock ...................................               --                   20                --                 --
                                                                 --------           --------            --------           --------
BALANCE, June 29, 1996 ...............................           $     57           $ 38,279            $ 21,800           $   (426)
                                                                 ========           ========            ========           ========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            BRIDGEPORT MACHINES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995
                                 (In Thousands)

                                                           June 29,     July 1,
                                                             1996        1995
                                                          -------       -------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
  Net income .......................................      $ 2,725       $ 1,950
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
         Depreciation and amortization .............          861           622
         Provision in lieu of income taxes .........         --             (42)
         Net (gain) on sale of property,
           plant and equipment .....................         --             (43)
Changes in operating assets and
    liabilities:
    (Increase) in net trade
      accounts receivable ..........................       (4,704)       (9,639)
    (Increase) in inventories ......................       (2,371)       (1,026)
    (Increase) in prepaid expenses
      and other current assets .....................         --             (97)
    (Increase) in other assets .....................          (19)         (228)
    Increase (decrease) in bank overdrafts .........         (331)          232
    Increase in accounts payable
      and accrued expenses .........................        4,258         4,340
                                                          -------       -------

      Total adjustments ............................       (2,306)       (5,881)
                                                          -------       -------

    Cash flows provided by (used in)
      operating activities .........................          419        (3,931)
                                                          -------       -------

                            BRIDGEPORT MACHINES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995
                                 (In Thousands)

                                                        June 29,        July 1,
                                                          1996           l995
                                                       --------        --------
CASH FLOWS(USED IN)
  INVESTING ACTIVITIES:
  Capital expenditures .........................       $   (539)       $(11,755)
  Proceeds from sale of property,
    plant and equipment ........................           --                56
                                                       --------        --------

    Cash flows (used in)
      investing activities .....................           (539)        (11,699)
                                                       --------        --------

CASH FLOWS PROVIDED BY
  FINANCING ACTIVITIES:
  Sale of common stock .........................             20               5
  Borrowings under working
    capital revolver, net ......................          2,442          14,892
  Payments of other debt and
    capitalized lease obligations ..............           (293)           (176)
                                                       --------        --------

    Cash flows provided by
      financing activities .....................          2,169          14,721
                                                       --------        --------
  Effect of exchange rate changes
    on cash ....................................           (125)            (30)
                                                       --------        --------

    Net change in cash .........................          1,924            (939)
  CASH, begining of period .....................          4,960           3,806
                                                       --------        --------

  CASH, end of period ..........................       $  6,884        $  2,867
                                                       ========        ========
  SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid ................................       $    718        $    217
  Income taxes paid, net .......................            304              21

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            BRIDGEPORT MACHINES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       THE COMPANY AND BASIS OF PRESENTATION

         Bridgeport Machines, Inc. and subsidiaries (the "Company") is a manufacturer and distributor of metal cutting machine tools and accessories. The Company manufactures its products in the U.S. and Europe.

         The consolidated balance sheet as of June 29, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for the three months ended June 29, 1996 and July 1, l995 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of or for the periods ended June 29, 1996 and July 1, l995 have been made. The accounting principles followed during interim periods are generally consistent with those applied for annual periods and are described in the Company's financial statements included in its Form 10-K filed with the Securities and Exchange Commission (the "SEC").


2.       INTERIM STATEMENTS

         The following accounting policies which are applied in the preparation of the interim financial statements are different from those applied in the year-end financial statements:

         Inventories:

                  Inventories are valued at year-end based upon actual inventory on hand verified by a physical count. Inventories are adjusted during interim periods for purchases, production and shipments based upon standard costs for material, labor and overhead.

         Income Taxes:

                  The income tax provision is calculated based upon an estimated effective tax rate for the year for each tax jurisdiction.


3.       EARNINGS PER SHARE

         Primary earnings per share has been computed based on the weighted average number of common shares and common equivalent shares calculated for stock options under the treasury stock method.


4.     ACQUISITION OF ASSETS

         In June 1995, the Company acquired, through a newly formed subsidiary, for 6,000,000 (pounds) (approximately $9,600,000) certain assets of a bankrupt German machine tool manufacturer. The assets acquired consist of machinery and equipment that were used by the Company to establish operations in the Republic of Germany.

         In addition, the subsidiary entered into a lease for manufacturing and office space in Germany. The lease requires minimum annual rental payments of approximately $525,000. The lease is for a minimum term of seven years and can be extended at the Company's option up to twenty years.

                   BRIDGEPORT MACHINES, INC. AND SUBSIDIARIES


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated financial statements:

                                                         THREE MONTHS ENDED
                                                    June 29, 1996   July 1, 1995
                                                    -------------   ------------
Net sales ......................................        100.0%          100.0%
Gross profit ...................................         22.4%           24.2%
Selling, general and adminis-
  trative expenses .............................         14.1%           15.8%
Operating income ...............................          8.3%            8.4%
Interest expense ...............................         (1.1%)           (.9%)
Other income (expense) .........................          0.0%            (.5%)
Income tax expense .............................          2.8%            2.9%
Net income .....................................          4.4%            4.1%

COMPARISON OF THE THREE MONTHS ENDED JUNE 29, 1996 ("FIRST QUARTER OF FISCAL 1997") TO THE THREE MONTHS ENDED JULY 1, 1995 ("FIRST QUARTER OF FISCAL 1996")

         Net sales were $62.2 million in the first quarter of fiscal l997, an increase of $14.9 million, or 31.6%, as compared to the first quarter of fiscal l996. Net sales increased primarily as a result of increased shipments of machining centers worldwide made possible by production capacity increases in the Company's European and U.S. manufacturing facilities undertaken in fiscal 1996.

         Gross profit was $13.9 million in the first quarter of fiscal l997, an increase of $2.5 million, or 22.1%, as compared to the first quarter of fiscal l996. Gross profit as a percent of sales was 22.4% compared with 24.2% in the first quarter of fiscal 1996. The decrease in gross profit as a percentage of net sales resulted from the shift in sales mix towards lower margin CNC products and to a lesser extent, a change in the distribution of sales, primarily in Europe, from direct-to-end customer toward distributors.

         Selling, general and administrative expenses were $8.8 million in the first quarter of fiscal l997, an increase of $1.3 million, or 17.0%, as compared to the first quarter of fiscal l996. The increase in dollar amount consisted primarily of increases in salaries ($0.5 million) and advertising and trade show expenses ($0.4 million). As a percentage of net sales, selling, general and administrative expenses were 14.1% in the first quarter of fiscal l997, as compared to 15.8% for the first quarter of fiscal l996.

         Operating income was $5.2 million in the first quarter of fiscal l997, an increase of $1.2 million, or 31.6%, as compared to the first quarter of fiscal l996. The increased operating income was a result of higher gross profit, resulting from increased sales. As a percentage of net sales, operating income was 8.3% in the first quarter of fiscal l997 as compared to 8.4% in the first quarter of fiscal l996.

         Interest expense was $0.7 million in the first quarter of fiscal l997 and $0.4 million in the first quarter of fiscal l996.

         Provision for income taxes was $1.7 million in the first quarter of fiscal l997, an increase of $0.3 million or 26.8%. The effective tax rate was 38.6% in the first quarter of fiscal l997 as compared to 41.0% for the first quarter of fiscal l996. The decline in the effective tax rate is a result in a shift in income generated within different tax jurisdictions.


FOREIGN OPERATIONS:

        During the three months ended June 29, 1996, net sales outside North America represented approximately 50% of total net sales, as compared to 41% for the three months ended July 1, 1995. A substantial portion of these net sales were made by the Company's European operations. The Company's European operations were expanded during fiscal 1996 through the establishment of a manufacturing facility in Kempten, Germany in June 1995. In addition, during fiscal 1996, approximately 50,000 square feet of leased assembly and warehouse space was added to the Company's existing Leicester, England facility.

        The Kempten, Germany operations were established in fiscal 1996 through the acquisition of machinery and equipment by the Company's newly formed indirectly wholly owned subsidiary, Bridgeport Machines GmbH. In addition, in June 1995, Bridgeport Machines GmbH entered into a lease for 107,000 square feet of manufacturing and office space. The Kempten, Germany operation machines parts and produces sub-assemblies which are used by the Leicester facility to assemble and manufacture the Company's machine tool products. In June 1995, the Company paid approximately $9.6 million to acquire the machinery and equipment in Kempten, Germany. This payment was financed through borrowings under the Company's credit facility.

         Generally,  the  Company  enters into  forward  exchange  contracts  to provide economic hedges against foreign currency fluctuations on its intercompany sales transactions between its U.S. and U.K. operations. At June 29, 1996, the Company is committed under outstanding forward purchase contracts to purchase 800,000 U.K. pounds sterling for approximately $1.2 million in stages through October 1996.

LIQUIDITY AND CAPITAL RESOURCES:

         As of June 29, 1996, the Company had working capital of $41.9 million compared with $39.1 million at March 30, 1996. The Company meets its short-term financing needs through cash from operations and its revolving credit facility which provides for maximum borrowings of up to $23 million in the United States and $16 million in the United Kingdom.

         The table below presents the summary of cash flow for the periods indicated:

                                                        THREE MONTHS ENDED
                                                   June 29, 1996    July 1, 1995
                                                   -------------    ------------
Net cash provided by (used in)
  operating activities .......................      $    419          $ (3,931)

Net cash (used in)
  investing activities .......................          (539)          (11,699)

Net cash provided by
  financing activities .......................         2,169            14,721


         Net cash provided by (used in) operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory and payment of accounts payable. The net cash used in investing activities in the three months ended July 1, 1995, includes the acquisition of machinery and equipment in Kempten, Germany for approximately $9.6 million. The net cash provided by financing activities in the three months ended June 29, 1996 and July 1, 1995, represents primarily borrowings under the Company's line of credit.

         During periods when the Company's sales are increasing, operating activities generally use cash in order to support higher trade accounts receivable and inventory levels. Management expects that if sales continue to increase, the trend of using cash in operating activities would continue.

         The Company believes that cash generated from operations and borrowings available under the revolving credit facility will be sufficient to meet its working capital and capital expenditure requirements for at least 12 months from July 29, 1996. Such facility, together with cash from operations, is expected to be sufficient to enable the Company to meet its working capital and capital expenditure needs for the longer term. However, there can be no assurance that liquidity would not be adversely impacted by a decline in general economic conditions or other factors, or that future credit facilities will be available.


CHANGES IN FINANCIAL POSITION:

         At June 29, 1996, trade accounts receivable and inventories increased $5.0 million (12.1%) and $2.6 million (4.6%), respectively, as compared to March 30, 1996. The increased inventory level is a result of supporting the higher sales level. The increased trade accounts receivable is a result of higher sales and a higher percent of net sales being outside North America. Sales outside North America generally have longer payment terms.

PART II - OTHER INFORMATION

Item l   Legal Proceedings                               None

Item 2   Changes in Securities                           None

Item 3   Defaults Upon Senior Securities                 None

Item 4   Submission of Matters to a                      None
         Vote of Security Holders

Item 5   Other Information                               None

Item 6   Exhibits and Reports on Form 8-K                Exhibit No.
         --------------------------------                -----------

         a)       Exhibits

              (2)   Not Applicable

              (4)   Not Applicable

              (l0)  Not Applicable

              (11) Statement regarding computation of per share earnings is not required because the relevant computation can be determined from the material contained in the Financial Statements included herein.

              (l5)  Not Applicable

              (l8)  Not Applicable

              (l9)  Not Applicable

              (22)  Not Applicable

              (23)  Not Applicable

              (24)  Not Applicable

              (27)  Not Applicable

              (99)  Not Applicable


There were no reports or exhibits on Form 8-K filed during the three months ended June 29, 1996.

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                          BRIDGEPORT MACHINES, INC.
                                          (Registrant)


August 9, 1996
                                     By:  /s/ Dan L. Griffith
                                          Dan L. Griffith
                                          President and
                                          Chief Executive Officer

August 9, 1996                       By:  /s/ Walter C. Lazarcheck
                                          Walter C. Lazarcheck
                                          Vice President and
                                          Chief Financial Officer