Form 10-Q
period 1996-09-28
BRIDGEPORT MACHINES INC
filed 1996-11-07
CIK 931125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 28, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number 000-25l02

                            BRIDGEPORT MACHINES, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

         Delaware                                     06-ll69678
--------------------------------------------------------------------------------
(State of Incorporation)                   (IRS Employer Identification No.)

   500 Lindley Street, Bridgeport, CT                   06606
--------------------------------------------------------------------------------
(Address of principal executive offices)              (zip code)

               Registrant's telephone number, including area code:
--------------------------------------------------------------------------------
                                 (203) 367-365l

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

                               Yes  [X[      No [ ]


The number of shares of Issuer's Common Stock, $.0l par value, outstanding on September 28, l996 was 5,679,361 shares.

                            BRIDGEPORT MACHINES, INC.
                                AND SUBSIDIARIES




                                      INDEX


Part I - FINANCIAL INFORMATION

Item l.             FINANCIAL STATEMENTS

                    Consolidated Balance Sheets as of
                    September 28, 1996 and March 30, 1996

                    Consolidated Income Statements for
                    the three month and six month periods
                    ended September 28, 1996 and
                    September 30, 1995

                    Consolidated Statements of Stockholders'
                    Equity for the six month periods ended
                    September 28, 1996 and September 30, 1995

                    Consolidated Statements of Cash Flows
                    for the six month periods ended
                    September 28, 1996 and September 30, 1995

                    Notes to Consolidated Financial Statements

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS.


Part II - OTHER INFORMATION

Item l-5.           OTHER INFORMATION

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K

Signatures

                            BRIDGEPORT MACHINES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                      September 28,    March 30,
                                                           1996            1996
                                                       ---------      ---------
          ASSETS
CURRENT ASSETS:
        Cash .....................................     $   6,442      $   4,960
        Trade accounts receivable,
          less allowance of $1,416
          and $1,182, respectively ...............        42,914         41,321
        Inventories ..............................        63,313         56,364
        Deferred income taxes ....................         2,680          2,680
        Prepaid expenses and other current
        assets ...................................         2,572          1,275
                                                       ---------      ---------
            Total current assets .................       117,921        106,600

PROPERTY, PLANT AND EQUIPMENT
        Land .....................................           339            334
        Buildings, improvements and
        leasehold improvements ...................         3,230          3,284
        Machinery and equipment ..................        18,823         18,087
        Furniture and fixtures ...................         4,620          4,174
                                                       ---------      ---------
                                                          27,012         25,879
Less:  Accumulated depreciation ..................        (6,464)        (4,903)
                                                       ---------      ---------

             Property, plant and equipment,
             net .................................        20,548         20,976
                                                       ---------      ---------

INVESTMENTS IN AFFILIATED COMPANIES ..............         1,292          1,088

OTHER ASSETS, net of accumulated
  amortization of $1,415
        and $1,353 respectively ..................           457            492
                                                       ---------      ---------
             Total assets ........................     $ 140,218      $ 129,156
                                                       =========      =========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            BRIDGEPORT MACHINES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)


                                                      September 28,    March 30,
                                                           l996          l996
                                                       ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Bank overdrafts ..........................     $   1,562      $   1,974
        Working capital revolver .................        27,833         27,917
        Accounts payable .........................        21,114         20,707
        Accrued expenses .........................        12,384         11,618
        Income taxes payable .....................         5,478          3,548
        Current portion of long-term debt
          obligations ............................         2,656          1,688
                                                       ---------      ---------
             Total current liabilities ...........        71,027         67,452

LONG-TERM DEBT OBLIGATIONS .......................         7,480          4,475
OTHER LONG-TERM LIABILITIES ......................           120            120
                                                       ---------      ---------
             Total liabilities ...................        78,627         72,047

STOCKHOLDERS' EQUITY
        Preferred stock, $.0l par value,
          2,000,000 shares authorized,
          no shares issued .......................          --             --
        Common stock, $.0l par value,
          13,000,000 shares authorized;
          5,679,361 shares issued and
          outstanding at September 28, 1996
          and 5,676,697 shares issued and
          outstanding at March 30, 1996 ..........            57             57
        Capital in excess of par value ...........        38,285         38,259
        Retained earnings--subsequent to
          reclassification of $6,750
          deficit as part of the quasi-
          reorganization as of January 3,
          l993 ...................................        23,409         19,075
        Cumulative translation adjustment ........          (160)          (282)
                                                       ---------      ---------
             Total stockholders' equity ..........        61,591         57,109
                                                       ---------      ---------
             Total liabilities and stock-
             holders' equity .....................     $ 140,218      $ 129,156
                                                       =========      =========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                                      BRIDGEPORT MACHINES, INC.

                                                   CONSOLIDATED INCOME STATEMENTS
                                              FOR THE THREE MONTH AND SIX MONTH PERIODS
                                           ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                                              (In Thousands, Except Per Share Amounts)


                                                              THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                       September 28,         September 30,         September 28,       September 30,
                                                            1996                  1995                 1996                 1995
                                                            ----                  ----                 ----                 ----
Net sales ..................................            $  51,478             $  47,305             $ 113,692             $  94,578
Cost of sales ..............................               39,629                36,191                87,896                72,037
                                                        ---------             ---------             ---------             ---------

  Gross profit .............................               11,849                11,114                25,796                22,541
Selling, general and
  administrative expenses ..................                8,407                 7,285                17,157                14,764
                                                        ---------             ---------             ---------             ---------

  Operating income .........................                3,442                 3,829                 8,639                 7,777
Interest expense ...........................                 (723)                 (693)               (1,426)               (1,104)
Other income
  (expense), net ...........................                 (257)                  (12)                 (311)                 (246)
                                                        ---------             ---------             ---------             ---------
  Income before provision
  for income taxes .........................                2,462                 3,124                 6,902                 6,427

Provision for
  income taxes .............................                  853                 1,360                 2,568                 2,713
                                                        ---------             ---------             ---------             ---------
    Net income .............................            $   1,609             $   1,764             $   4,334             $   3,714
                                                        =========             =========             =========             =========

Primary earnings
  per share ................................            $    0.28             $    0.31             $    0.75             $    0.65
                                                        =========             =========             =========             =========
Weighted average
 number of shares
 outstanding ...............................                5,738                 5,727                 5,743                 5,747

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                                      BRIDGEPORT MACHINES, INC.

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                                                           (In Thousands)

                                                                                    CAPITAL IN                           CUMULATIVE
                                                                     COMMON         EXCESS OF           RETAINED        TRANSLATION
                                                                     STOCK          PAR VALUE           EARNINGS         ADJUSTMENT
                                                                     -----          ---------           --------         ----------
BALANCE, April 1, l995 ................................            $   57            $38,106            $10,651            $ 1,395
Translation adjustment
  for the six months
  ended September 30, 1995 ............................               --                 --                 --                (899)
Net income for the six
  months ended September
  30, 1995 ............................................               --                 --               3,714                 --
Provision in lieu of
  income taxes ........................................               --                   3                --                  --
Exercise of stock options
  for common stock ....................................               --                   5                --                  --
                                                                   -------            ------            -------            -------

BALANCE, September 30, 1995 ...........................            $   57            $38,114            $14,365            $   496
                                                                   ======            =======            =======            =======



BALANCE, March 30, 1996 ...............................            $   57            $38,259            $19,075            $  (282)
Translation adjustment
  for the six months
  ended September 28, 1996 ............................               --                 --                  --                122
Net income for the six
  months ended September
  28, 1996 ............................................               --                 --               4,334                 --
Exercise of stock options
  for common stock ....................................               --                 26                  --                 --
                                                                   -------           -------            -------            -------

BALANCE, September 28, 1996 ...........................            $   57            $38,285            $23,409            $  (160)
                                                                   ======            =======            =======            =======

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            BRIDGEPORT MACHINES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                                 (In Thousands)


                                                       September 28,  September 30,
                                                            1996          1995

CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
  Net income .......................................     $  4,334      $  3,714
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
        Depreciation and amortization ..............        1,652         1,476
        (Increase) decrease in deferred
          income taxes .............................         --             (50)
        Provision in lieu of income taxes ..........         --               3
        Net (gain) on sale of property,
        plant and equipment ........................          (13)          (34)
Changes in operating assets and
    liabilities:
    (Increase) in net trade
     accounts receivable ...........................       (1,192)       (9,022)
    (Increase) in inventories ......................       (6,576)       (6,724)
    Decrease (increase) in prepaid expenses
     and other current assets ......................       (1,281)            8
    Decrease (increase) in other assets ............         (167)         (221)
    Increase (decrease) in bank overdrafts .........         (412)          343
    Increase in accounts payable
     and accrued expenses ..........................        2,387         4,058
                                                         --------      --------
      Total adjustments ............................       (5,602)      (10,163)
                                                         --------      --------
    Cash flows (used in)
      operating activities .........................       (1,268)       (6,449)
                                                         --------      --------

                            BRIDGEPORT MACHINES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                                 (In Thousands)
                                  (Continued)

                                                       September 28,  September 30,
                                                            1996          1995


CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES:
  Capital expenditures ...........................      $ (1,385)      $(12,460)
  Proceeds from sale of property,
    plant and equipment ..........................            13             59
                                                        --------       --------
    Cash flows (used in)
      investing activities .......................        (1,372)       (12,401)
                                                        --------       --------

CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES:
  Sale of common stock ...........................            26              5
  Borrowings (payments) under working
    capital revolver, net ........................          (281)        19,880
  Borrowings (payments) of other debt and
    capitalized lease obligations ................         4,317           (342)
                                                        --------       --------

    Cash flows provided by
      financing activities .......................         4,062         19,543
                                                        --------       --------

  Effect of exchange rate changes
    on cash ......................................            60            (79)
                                                        --------       --------

    Net change in cash ...........................         1,482            614
  CASH, begining of period .......................         4,960          3,806
                                                        --------       --------

  CASH, end of period ............................      $  6,442       $  4,420
                                                        ========       ========

  SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid ..................................      $  1,386       $    720
  Income taxes paid (received), net ..............           412          2,594

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

         The consolidated balance sheet as of September 28, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for the three and/or six month periods ended September 28, 1996 and September 30, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of or for the periods ended September 28, 1996 and September 30, 1995 have been made. The accounting principles followed during interim periods are generally consistent with those applied for annual periods and are described in the Company's financial statements included in its Form 10-K filed with the Securities and Exchange Commission (the "SEC").


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


4.       ACQUISITION OF ASSETS

         In June 1995, the Company acquired, through a newly formed subsidiary, for 6,000,000 (pounds)(approximately $9,600,000) certain assets of a bankrupt German machine tool manufacturer. The assets acquired consist of machinery and equipment that are being used by the Company to establish operations in the Republic of Germany.

         In addition, the subsidiary entered into a lease for manufacturing and office space in Germany. The lease requires minimum annual rental payments of approximately $525,000. The lease is for a minimum term of seven years and can be extended at the Company's option up to twenty years.


5.       DEBT OBLIGATIONS

         In August 1996, the Company's subsidiary, Bridgeport Machines GmbH, borrowed DM 7,375,000 (approximately $4,868,000). This loan is with the same financial institutions the Company maintains its credit facility with and falls under the same covenant guidelines. The loan bears interest at 7.345% and is repayable in 39 monthly installments of approximately DM 123,000 (approximately $81,000) beginning September 1996 and a final payment in December 1999 of the remaining unpaid balance.

                   BRIDGEPORT MACHINES, INC. AND SUBSIDIARIES


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated financial statements:

                                              THREE MONTHS ENDED                          SIX MONTHS ENDED
                                      September 28,         September 30,        September 28,          September 30,
                                          1996                  1995                  1996                  1995
                                          ----                  ----                  ----                  ----
Net sales                                100.0%                100.0%                100.0%                100.0%
Gross profit                              23.0                  23.5                  22.7                  23.8
Selling, general and
  administrative
  expenses                                16.3                  15.4                  15.1                  15.6
Operating income                           6.7                   8.1                   7.6                   8.2
Interest expense                           1.4                   1.5                   1.2                   1.2
Other income
(expense)                                 (0.5)                  0.0                  (0.3)                 (0.2)
Income tax expense                         1.7                   2.9                   2.3                   2.9
Net income                                 3.1                   3.7                   3.8                   3.9

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 28, 1996 ("SECOND QUARTER OF FISCAL 1997") TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995 ("SECOND QUARTER OF FISCAL 1996")


         Net sales were $51.5 million in the second quarter of fiscal l997, an increase of $4.2 million, or 8.8%, as compared to the second quarter of fiscal l996. Increased production at the Company's facilities resulted in increased sales of machining centers of approximately $4 million in the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996. Sales increases were attributable to unit growth and increased sales of higher priced products.

         Gross profit was $11.8 million in the second quarter of fiscal l997, an increase of $0.7 million, or 6.6%, as compared to the second quarter of fiscal l996. Gross profit as a percent of net sales was 23.0% compared with 23.5% in the second quarter of fiscal 1996. Included in cost of sales in the second quarter of fiscal 1997 is a $700,000 refund of import duties for prior periods which had previously been expensed. In August 1996, the United States government retroactively reinstated the General System of Preferences which allowed the Company to obtain a refund of import duties. Without this refund, gross profit as a percent of sales was 21.7%. The decrease in gross profit as a percentage of net sales resulted from increased sales of machining centers and CNC lathes, both of which have lower gross margins than many of the Company's other products.

         Selling, general and administrative expenses were $8.4 million in the second quarter of fiscal l997, an increase of $1.1 million, or 15.4%, as compared to the second quarter of fiscal l996. The increase in dollar amount consisted of increases in salaries of $0.4 million and marketing expenses of $0.3 million. The remaining increase was a result of small increases in numerous categories. As a percentage of net sales, selling, general and administrative expenses were 16.3% in the second quarter of fiscal l997, as compared to 15.4% for the second quarter of fiscal l996.

         Operating income was $3.4 million in the second quarter of fiscal l997, a decrease of $0.4 million, or 10.1%, as compared to the second quarter of fiscal l996. The decrease in operating income was a result of higher selling, general and administrative costs. As a percentage of net sales, operating income was 6.7% in the second quarter of fiscal l997 as compared to 8.1% in the second quarter of fiscal l996.

         Interest expense was $0.7 million in the second quarter of fiscal l997 and fiscal l996.

         Provision for income taxes was $0.9 million in the second quarter of fiscal l997, a decrease of $0.5 million or 37.3%. The effective tax rate was 34.6% in the second quarter of fiscal l997 as compared to 43.5% for the second quarter of fiscal l996. The decline in the effective tax rate is a result of more income being generated in lower tax jurisdictions and the utilization of a net operating loss carryforward in the Company's German operations.


COMPARISON OF THE SIX MONTHS ENDED SEPTEMBER 28, 1996 TO THE SIX MONTHS ENDED SEPTEMBER 30, 1995

         Net sales were $113.7 million for the six months ended September 28, 1996, an increase of $19.1 million, or 20.2%, as compared to the six months ended September 30, 1995. Increased production at the Company's facilities resulted in increased sales of machining centers of approximately $18.6 million in the six months ended September 28, 1996 as compared to the six months ended September 30, 1995. Sales increases were attributable to unit growth and increased sales of higher priced products.

         Gross profit was $25.8 million for the six months ended September 28, 1996, an increase of $3.3 million, or 14.4%, as compared to the six months ended September 30, 1995. The gross profit as a percentage of net sales was 22.7% for the six months ended September 28, 1996 versus 23.8% for the six months ended September 30, 1995. Included in cost of sales for the six months ended September 28, 1996 is a $700,000 refund of import duties for prior periods which had previously been expensed. In August 1996, the United States government retroactively reinstated the General System of Preferences which allowed the Company to obtain a refund of import duties. Without this refund, gross profit as a percent of sales was 22.1%. The decrease in gross profit as a percentage of net sales resulted from increased sales of machining centers and CNC lathes, both of which have lower gross margins than many of the Company's other products.

         Selling, general and administrative expenses were $17.2 million for the six months ended September 28, 1996, an increase of $2.4 million, or 16.2%, as compared to the six months ended September 30, 1995. The increase in dollar amount consisted primarily of salaries of $0.9 million, marketing expenses of $0.6 million and professional fees of $0.4 million. The remaining increase was a result of small increases in numerous categories. As a percentage of net sales, selling, general and administrative expenses were 15.1% for the six months ended September 28, 1996, as compared to 15.6% for the six months ended September 30, 1995.

         Operating income was $8.6 million for the six months ended September 28, 1996, an increase of $0.9 million, or 11.1%, as compared to the six months ended September 30, 1995. The increased operating income was a result of the higher gross profit, partially offset by higher selling, general and administrative expenses. As a percentage of net sales, operating income was 7.6% for the six months ended September 28, 1996 compared to 8.2% for the six months ended September 30, 1995.

         Interest expense was $1.4 million for the six months ended September 28, 1996 and $1.1 million for the six months ended September 30, 1995.

         Provision for income taxes was $2.6 million for the six months ended September 28, 1996, a decrease of $0.1 million or 5.3%. The effective tax rate was 37.2% for the six months ended September 28, 1996 as compared to 42.2% for the six months ended September 30, 1995. The decline in the effective tax rate is a result of more income being generated in lower tax jurisdictions and the utilization of a net operating loss carryforward in the Company's German operations.


FOREIGN OPERATIONS:

         During the six months ended September 28, 1996, net sales outside North America represented approximately 49% of total net sales, as compared to 41% for the six months ended September 30, 1995. A substantial portion of these net sales were made by the Company's European operations. The Company's European operations were expanded during fiscal 1996 through the establishment of a manufacturing facility in Kempten, Germany in June 1995. In addition, 50,000 square feet of leased assembly and warehouse space was added to the Company's existing Leicester, England facility.

         The Kempten, Germany operations were established in fiscal 1996 through the acquisition of machinery and equipment by the Company's newly formed indirectly wholly owned subsidiary, Bridgeport Machines GmbH. In addition, Bridgeport Machines GmbH entered into a lease for 124,000 square feet of manufacturing and office space. The Kempten, Germany operations are being used to machine parts which are used by the Leicester facility to manufacture the Company's machine tool products. The Company paid approximately $9.6 million to acquire the machinery and equipment in Kempten, Germany. This payment was financed through borrowings under the Company's credit facility.

         Generally,  the  Company  enters into  forward  exchange  contracts  to provide economic hedges against foreign currency fluctuations on its intercompany sales transactions between its U.S. and U.K. operations. At September 28, 1996, the Company is committed under outstanding forward purchase contracts to purchase 800,000 U.K. pounds sterling for $1.2 million in stages through December 1996.

LIQUIDITY AND CAPITAL RESOURCES:

         As of September 28, 1996, the Company had working capital of $46.9 million compared with $39.1 million at March 30, 1996. The Company meets its short-term financing needs through cash from operations and its revolving credit facility which provides for maximum borrowings of up to $23 million in the United States and $16 million in the United Kingdom.

         The table below presents the summary of cash flow for the periods indicated:

                                                 SIX MONTHS ENDED
                                   September 28, 1996         September 30, 1995
Net cash (used in)
  operating activities                 $ (1,268)                     $( 6,449)

Net cash (used in)
  investing activities                   (1,372)                      (12,401)

Net cash provided by
 financing activities                     4,062                        19,543

         Net cash used in operating activities fluctuates between periods primarily as a result of differences in net income, the level of sales activity and the timing of the collection of accounts receivable, purchase of inventory and payment of accounts payable. During the six months ended September 28, 1996, increases in the Company's trade accounts receivable and inventories accounted for uses of cash in operations of $1.2 million and $6.6 million, respectively, versus uses of $9.0 million and $6.7 million for the six months ended September 30, 1995, respectively.

         During periods when the Company's sales are increasing, net cash used in operating activities generally increases in order to support higher trade accounts receivable and inventory levels. During the six months ended September 28, 1996, net sales increased 20.2% as compared with the same period in the prior year. During the six months ended September 30, 1995, net sales increased 44.6% as compared with the same period in the prior year. Management expects that if sales continue to increase, the trend of using cash in operating activities would continue.

         The net cash used in investing activities in the six months ended September 30, 1995 includes the acquisition of machinery and equipment in Kempten, Germany for approximately $9.6 million. The net cash provided by financing activities in the six months ended September 30, 1995 represents net borrowings under the Company's credit facility. These borrowings were made to finance the acquisition of the machinery and equipment in Kempten, Germany, and higher inventory and trade accounts receivable due to the Company's increased sales level.

CHANGES IN FINANCIAL POSITION:

         At September 28, 1996, inventories increased $6.9 million as compared to March 30, 1996. The increased inventory level is a result of supporting a higher sales level and the build up of inventory for a new lathe product to be introduced later in fiscal 1997.

PART II - OTHER INFORMATION

Item l   Legal Proceedings                                       None

Item 2   Changes in Securities                                   None

Item 3   Defaults Upon Senior Securities                         None

Item 4   Submission of Matters to a
         Vote of Security Holders

                  a)     Election of Directors:

                           Joseph E. Clancy
                              Votes For                     5,224,340
                              Votes Withheld                    8,180

                           Robert J. Cresci
                              Votes For                     5,223,365
                              Votes Withheld                    8,155

                  b) Ratification of the selection of Arthur Andersen LLP as independent public accountants for fiscal 1996.

                              Votes For                     5,222,680
                              Votes Against                     7,640
                              Abstained                         2,200

Item 5   Other Information                                       None

Item 6   Exhibits and Reports on Form 8-K                     Exhibit No.
         --------------------------------                     -----------

           a)     Exhibits

                   (2) Not Applicable

                   (4) Not Applicable

                   (l0) Material Contracts:

                        Amendment No. 4 to Amended
                        and Restated Revolving Credit,
                        Term Loan and Security Agreement          10.1

                   (ll) Statement regarding computation of per share earnings is not required because the relevant computation can be determined from the material contained in the Financial statements included herein.

                   (l5) Not Applicable

                   (l8) Not Applicable

                   (l9) Not Applicable

                   (22) Not Applicable

                   (23) Not Applicable

                   (24) Not Applicable

                   (27) Not Applicable

                   (99) Not Applicable

           b) There were no reports or exhibits on Form 8-K filed during the three months ended September 28, 1996.

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                            BRIDGEPORT MACHINES, INC.
                                                    (Registrant)




November 8, 1996                       By:  /s/Dan L. Griffith
                                            ------------------
                                               Dan L. Griffith
                                               President and
                                               Chief Executive Officer



November 8, 1996                            /s/Walter C.Lazarcheck
                                            ----------------------
                                               Walter C. Lazarcheck
                                               Vice President and
                                               Chief Financial Officer

                                  EXHIBIT INDEX





         EXHIBIT NO.                         DESCRIPTION
         -----------                         -----------



            10.1 Amendment No. 4 to Amended and Restated Revolving Credit, Term Loan and Security Agreement