Form 10-Q
period 1996-12-28
BRIDGEPORT MACHINES INC
filed 1997-02-07
CIK 931125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 28, 1996

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

                               Yes  [X[      No [ ]


The number of shares of Issuer's Common Stock, $.0l par value, outstanding on December 28, l996 was 5,679,361 shares.

                            BRIDGEPORT MACHINES, INC.
                                AND SUBSIDIARIES




                                      INDEX


Part I - FINANCIAL INFORMATION

Item l.             FINANCIAL STATEMENTS

                    Consolidated Balance Sheets as of
                    December 28, 1996 and March 30, 1996

                    Consolidated Income Statements for
                    the three month and nine month periods
                    ended December 28, 1996 and December 30,
                    1995

                    Consolidated Statements of Stockholders'
                    Equity for the nine month periods ended
                    December 28, 1996 and December 30, 1995

                    Consolidated Statements of Cash Flows
                    for the nine month periods ended
                    December 28, 1996 and December 30, 1995

                    Notes to Consolidated Financial Statements

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS.


Part II - OTHER INFORMATION

Item l-4.           OTHER INFORMATION

Item 5.             OTHER INFORMATION

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K

Signatures

                            BRIDGEPORT MACHINES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                     December 28,      March 30,
                                                        1996             1996
                                                      ---------       ---------

          ASSETS
CURRENT ASSETS:
        Cash ...................................      $   4,574       $   4,960
        Trade accounts receivable,
          less allowance of $1,342
          and $1,182, respectively .............         45,704          41,321
        Inventories ............................         61,291          56,364
        Deferred income taxes ..................          2,680           2,680
        Prepaid expenses and other current
          assets ..................................       1,785           1,275
                                                      ---------       ---------

            Total current assets ...............        116,034         106,600

NOTES RECEIVABLE - NON-CURRENT .................            103            --

PROPERTY, PLANT AND EQUIPMENT
        Land ...................................            351             334
        Buildings and improvements .............          3,464           3,284
        Machinery and equipment ................         18,928          18,087
        Furniture and fixtures .................          4,862           4,174
                                                      ---------       ---------
                                                         27,605          25,879

Less:  Accumulated depreciation ................         (7,228)         (4,903)
                                                      ---------       ---------

             Property, plant and equipment, net.         20,377          20,976
                                                      ---------       ---------

INVESTMENTS IN AFFILIATED COMPANIES ............          1,223           1,088

OTHER ASSETS, net of accumulated amortization
      of $1,453 and $1,353 respectively ........            408             492
                                                      ---------       ---------

             Total assets ......................      $ 138,145       $ 129,156
                                                      =========       =========




The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            BRIDGEPORT MACHINES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                     December 28,     March 30,
                                                         l996           l996
                                                      ---------       ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Bank overdrafts .......................       $   1,769       $   1,974
        Working capital revolver ..............          28,496          27,917
        Accounts payable ......................          15,250          20,707
        Accrued expenses ......................          14,413          11,618
        Income taxes payable ..................           3,262           3,548
        Current portion of long-term debt
          obligations .........................           2,635           1,688
                                                      ---------       ---------

             Total current liabilities ........          65,825          67,452

LONG-TERM DEBT OBLIGATIONS ....................           6,749           4,475
OTHER LONG-TERM LIABILITIES ...................             120             120
                                                      ---------       ---------

             Total liabilities ................          72,694          72,047

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
        Preferred stock, $.0l par value,
          2,000,000 shares authorized,
          no shares issued ....................            --              --
        Common stock, $.0l par value,
          13,000,000 shares authorized;
          5,679,361 shares issued and
          outstanding at December 28, 1996
          and 5,676,697 shares issued and
          outstanding at March 30, 1996 .......              57              57
        Capital in excess of par value ........          38,285          38,259
        Retained earnings--subsequent to
          reclassification of $6,750
          deficit as part of the quasi-
          reorganization as of January 3, 1993.          25,347          19,075
        Cumulative translation adjustment .....           1,762            (282)
                                                      ---------       ---------

             Total stockholders' equity .......          65,451          57,109
                                                      ---------       ---------
             Total liabilities and stock-
             holders' equity ..................       $ 138,145       $ 129,156
                                                      =========       =========
The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            BRIDGEPORT MACHINES, INC.

                          CONSOLIDATED INCOME STATEMENTS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                  ENDED DECEMBER 28, 1996 AND DECEMBER 30, 1995
                    (In Thousands, Except Per Share Amounts)


                             THREE MONTHS ENDED           NINE MONTHS ENDED
                         December 28,  December 30,   December 28,  December 30,
                            1996          1995           1996           1995
                            ----          ----           ----           ----
Net sales ..........     $  59,779      $  56,751      $ 173,471      $ 151,329
Cost of sales ......        47,081         42,831        134,977        114,868
                         ---------      ---------      ---------      ---------

  Gross profit .....        12,698         13,920         38,494         36,461
Selling, general and
  administrative
  expenses .........         8,928          8,314         26,487         23,387
                         ---------      ---------      ---------      ---------

    Operating income         3,770          5,606         12,007         13,074
Interest expense ...          (755)          (703)        (2,181)        (1,807)
Other income, net ..            58            101            149            164
                         ---------      ---------      ---------      ---------

    Income before
    provision for
    income taxes ...         3,073          5,004          9,975         11,431
Provision for
  income taxes .....         1,135          2,014          3,703          4,727
                         ---------      ---------      ---------      ---------

    Net income .....     $   1,938      $   2,990      $   6,272      $   6,704
                         =========      =========      =========      =========

Primary earnings
  per share ........     $    0.34      $    0.52      $    1.09      $    1.17
                         =========      =========      =========      =========

Weighted average
 number of shares
 outstanding .......         5,705          5,745          5,730          5,746






The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            BRIDGEPORT MACHINES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE NINE MONTH PERIODS ENDED DECEMBER 28, 1996 AND DECEMBER 30, 1995
                                 (In Thousands)



                                               CAPITAL IN             CUMULATIVE
                                    COMMON     EXCESS OF    RETAINED TRANSLATION
                                     STOCK     PAR VALUE    EARNINGS  ADJUSTMENT
                                     -----     ---------    --------  ----------

BALANCE, April 1, l995 ........     $    57     $38,106     $10,651     $ 1,395
Translation adjustment
  for the nine months
  ended December 30, 1995 .....        --          --          --        (1,425)
Net income for the nine
  months ended December 30,
  l995 ........................        --          --         6,704        --
Provision in lieu of
  income taxes ................        --             4        --          --
Exercise of stock options
  for common stock ............        --            35        --          --
                                    -------     -------     -------     -------

BALANCE, December 30, 1995 ....     $    57     $38,145     $17,355     $   (30)
                                    =======     =======     =======     =======




BALANCE, March 30, 1996 .......     $    57     $38,259     $19,075     $  (282)
Translation adjustment
  for the nine months
  ended December 28, 1996 .....        --          --          --         2,044
Net income for the nine
  months ended December
  28, 1996 ....................        --          --         6,272        --
Exercise of stock options
  for common stock ............        --            26        --          --
                                    -------     -------     -------     -------

BALANCE, December 28, 1996 ....     $    57     $38,285     $25,347     $ 1,762
                                    =======     =======     =======     =======





The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            BRIDGEPORT MACHINES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE NINE MONTH PERIODS ENDED DECEMBER 28, 1996 AND DECEMBER 30, 1995
                                 (In Thousands)


                                                      December 28,  December 30,
                                                          1996          1995
                                                       --------        --------
CASH FLOWS PROVIDED BY OPERATING
  ACTIVITIES:
  Net income ...................................       $  6,272        $  6,704
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
         Depreciation and amortization .........          2,481           2,435
         (Increase) in deferred
           income taxes ........................           --              (376)
         Provision in lieu of income taxes .....           --                 4
         Net (gain) on sale of property,
         plant and equipment ...................             (3)            (15)
Changes in operating assets and
    liabilities:
    (Increase) in net trade
      accounts receivable ......................         (2,260)        (11,802)
    (Increase) in inventories ..................         (2,535)        (11,988)
    (Increase) in prepaid
      expenses and other current assets ........           (424)           (121)
     (Increase) in other assets ................            (73)           (462)
    Increase (decrease) in bank overdrafts .....           (205)            894
    Increase (decrease) in accounts payable
      and accrued expenses .....................         (4,842)          7,473
                                                       --------        --------

      Total adjustments ........................         (7,861)        (13,958)
                                                       --------        --------

    Cash flows (used in)
      operating activities .....................         (1,589)         (7,254)
                                                       --------        --------



CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES:
  Capital expenditures .........................         (1,908)        (14,006)
  Proceeds from sale of property,
    plant and equipment ........................             71              83
                                                       --------        --------

    Cash flows (used in)
      investing activities .....................         (1,837)        (13,923)
                                                       --------        --------

                            BRIDGEPORT MACHINES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE NINE MONTH PERIODS ENDED DECEMBER 28, 1996 AND DECEMBER 30, 1995
                                 (In Thousands)
                                   (Continued)

                                                      December 28,  December 30,
                                                          1996          1995
                                                       --------        --------
CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES:
  Sale of common stock .......................              26               35
  Borrowings (payments) under working
    capital revolver, net ....................            (472)          20,661
  Borrowings of other debt and
    capitalized lease obligations ............           3,417            2,739
                                                      --------         --------

    Cash flows provided by
      financing activities ...................           2,971           23,435
                                                      --------         --------

  Effect of exchange rate changes
    on cash ..................................              69             (486)
                                                      --------         --------

    Net change in cash .......................            (386)           1,772
  CASH, beginning of period ..................           4,960            3,806
                                                      --------         --------

  CASH, end of period ........................        $  4,574         $  5,578
                                                      ========         ========

  SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid ..............................        $  2,879         $  1,592
  Income taxes paid (received), net ..........           3,927            4,817





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

         The consolidated balance sheet as of December 28, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for the three month and nine month periods ended December 28, 1996 and December 30, l995 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of or for the periods ended December 28, 1996 and December 30, l995 have been made. The accounting principles followed during interim periods are generally consistent with those applied for annual periods and are described in the Company's financial statements included in its Form 10-K filed with the Securities and Exchange Commission (the "SEC").


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

         Income Taxes:

                  The income tax provision is calculated based upon an estimated tax rate for the year for each tax jurisdiction.


3.       EARNINGS PER SHARE

         Primary earnings per share has been computed based on the weighted average number of common shares and common equivalent shares calculated for stock options under the treasury stock method.


4.       ACQUISITION OF ASSETS

         In June 1995, the Company acquired, through a newly formed subsidiary, for 6,000,000(pounds) (approximately $9,600,000) certain assets of a bankrupt German machine tool manufacturer. The assets acquired consist of machinery and equipment that are being used by the Company to establish operations in the Republic of Germany.

         In addition, the subsidiary entered into a lease for manufacturing and office space in Germany. The lease requires minimum annual rental payments of approximately $525,000. The lease is for a minimum term of seven years and can be extended at the Company's option up to twenty years.


5.       DEBT OBLIGATIONS

         In August 1996, the Company's subsidiary, Bridgeport Machines GmbH, borrowed DM 7,375,000 (approximately $4,868,000). This loan is with the same financial institutions with which the Company maintains its credit facility and falls under the same covenant guidelines. The loan bears interest at 7.345% and is repayable in 39 monthly installments of approximately DM 123,000 (approximately $81,000) beginning September 1996 and a final payment in December 1999 of the remaining unpaid balance.


6.       RECLASSIFICATIONS

         Certain reclassifications have been made to prior period balances to conform to current period presentation.

                   BRIDGEPORT MACHINES, INC. AND SUBSIDIARIES


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated financial statements:

                                                     THREE MONTHS ENDED                      NINE MONTHS ENDED
                                              December 28,         December 30,       December 28,           December 30,
                                                 1996                 1995                 1996                 1995
                                                 ----                 ----                 ----                 ----
Net sales ...................................... 100.0%               100.0%               100.0%               100.0%
Gross profit ...................................  21.2                 24.5                 22.2                 24.1
Selling, general and
  administrative expenses ......................  14.9                 14.6                 15.3                 15.5
Operating income ...............................   6.3                  9.9                  6.9                  8.6
Interest expense................................   1.3                  1.2                  1.3                  1.2
Other income, net ..............................   0.1                  0.2                  0.1                  0.1
Income tax expense..............................   1.9                  3.5                  2.1                  3.1
Net income......................................   3.2                  5.3                  3.6                  4.4


COMPARISON OF THE THREE MONTHS ENDED DECEMBER 28, 1996 ("THIRD QUARTER OF FISCAL 1997") TO THE THREE MONTHS ENDED DECEMBER 30, 1995 ("THIRD QUARTER OF FISCAL 1996")


         Net sales were $59.8 million in the third quarter of fiscal l997, an increase of $3.0 million, or 5.3%, as compared to the third quarter of fiscal l996. The increase in sales was primarily a result of a new lathe product introduced during the quarter.

         Gross profit was $12.7 million in the third quarter of fiscal l997, a decrease of $1.2 million, or 8.8%, as compared to the third quarter of fiscal l996. Gross profit as a percent of net sales was 21.2% compared with 24.5% in the third quarter of fiscal 1996. The decrease in gross profit resulted primarily from price discounting and to a lesser extent, a change in product mix.

         Selling, general and administrative expenses were $8.9 million in the third quarter of fiscal l997, an increase of $0.6 million, or 7.4%, as compared to the third quarter of fiscal l996. The increase in dollar amount consisted of increases in salaries and benefits of $0.3 million. The remaining increase was a result of small increases in numerous categories. As a percentage of net sales, selling, general and administrative expenses were 14.9% in the third quarter of fiscal l997, as compared to 14.6% for the third quarter of fiscal l996.

         Operating income was $3.8 million in the third quarter of fiscal l997, a decrease of $1.8 million, or 32.8%, as compared to the third quarter of fiscal l996. The decreased operating income was primarily a result of lower gross profit. As a percentage of net sales, operating income was 6.3% in the third quarter of fiscal l997 as compared to 9.9% in the third quarter of fiscal l996.

         Interest expense was $0.8 million in the third quarter of fiscal l997 and $0.7 million in the third quarter of fiscal l996.

         Provision for income taxes was $1.1 million in the third quarter of fiscal l996, a decrease of $0.9 million or 43.6%. The effective tax rate was 36.9% in the third quarter of fiscal l997 as compared to 40.2% for the third quarter of fiscal l995. The decline in the effective tax rate is a result of more income being generated in lower tax jurisdictions and the utilization of a net operating loss carryforward in the Company's German operations.


COMPARISON OF THE NINE MONTHS ENDED DECEMBER 28, 1996 TO THE NINE MONTHS ENDED DECEMBER 30, 1995

         Net sales were $173.5 million for the nine months ended December 28, 1996, an increase of $22.1 million, or 14.6%, as compared to the nine months ended December 30, 1995. Increased production at the Company's facilities resulted in increased sales of machining centers of approximately $19.9 million in the nine months ended December 28, 1996 as compared to the nine months ended December 30, 1995. Sales increases were attributable to unit growth and increased sales of higher priced products.

         Gross profit was $38.5 million for the nine months ended December 28, 1996, an increase of $2.0 million, or 5.6%, as compared to the nine months ended December 30, 1995. The gross profit as a percentage of net sales was 22.2% for the nine months ended December 28, 1996 versus 24.1% for the nine months ended December 30, 1995. The decline in gross profit is primarily a result of increased sales of machining centers and CNC lathes, both of which have lower gross margins than many of the Company's other products. Also contributing to the decline in gross profit were price discounts which occurred in the third fiscal quarter.

         Selling, general and administrative expenses were $26.5 million for the nine months ended December 28, 1996, an increase of $3.1 million, or 13.3%, as compared to the nine months ended December 30, 1995. The increase in dollar amount consisted primarily of salaries and benefits of $1.6 million and advertising and trade show expenses of $0.8 million. The remaining increase was a result of small increases in numerous categories. As a percentage of net sales, selling, general and administrative expenses were 15.3% for the nine months ended December 28, 1996, as compared to 15.5% for the nine months ended December 30, 1995.

         Operating income was $12.0 million for the nine months ended December 28, 1996, a decrease of $1.1 million, or 8.2%, as compared to the nine months ended December 30, 1995. The decreased operating income was a result of the lower gross profit margin and higher selling, general and administrative expenses. As a percentage of net sales, operating income was 6.9% for the nine months ended December 28, 1996 compared to 8.6% for the nine months ended December 30, 1995.

         Interest expense was $2.2 million for the nine months ended December 28, 1996 and $1.8 million for the nine months ended December 30, 1995.

         Provision for income taxes was $3.7 million for the nine months ended December 28, 1996, a decrease of $1.0 million or 21.7%. The effective tax rate was 37.1% for the nine months ended December 28, 1996 as compared to 41.4% for the nine months ended December 30, 1995. The decline in the effective tax rate is a result of more income being generated in lower tax jurisdictions and the utilization of a net operating loss carryforward in the Company's German operations.


FOREIGN OPERATIONS:

         During the nine months ended December 28, 1996, net sales outside North America represented approximately 47.5% of total net sales, as compared to 41.5% for the nine months ended December 30, 1995. A substantial portion of these net sales were made by the Company's European operations. The Company's European operations were expanded during fiscal 1996 through the establishment of a manufacturing facility in Kempten, Germany in June 1995. In addition, approximately 50,000 square feet of leased assembly and warehouse space was added to the Company's existing Leicester, England facility.

         The Kempten, Germany operations were established through the acquisition of machinery and equipment by the Company's newly formed indirectly wholly owned subsidiary, Bridgeport Machines GmbH. In addition, Bridgeport Machines GmbH entered into a lease for 124,000 square feet of manufacturing and office space. The Kempten, Germany operations are being used to machine parts which are used by the Leicester facility to manufacture the Company's machine tool products. The Company paid approximately $9.6 million to acquire the machinery and equipment in Kempten, Germany. This payment was financed through borrowings under the Company's revolving credit facility.

         Generally, from time to time, the Company enters into forward exchange contracts to provide economic hedges against foreign currency fluctuations on its intercompany sales transactions between its U.S. and U.K. operations. At December 28, 1996, the Company had no outstanding forward purchase contracts.

LIQUIDITY AND CAPITAL RESOURCES:

         As of December 28, 1996, the Company had working capital of $50.2 million compared with $39.1 million at March 30, 1996. The Company meets its short-term financing needs through cash from operations and its revolving credit facility which provides for maximum borrowings of up to $23 million in the United States and $16 million in the United Kingdom.

         The table below presents the summary of cash flow for the periods indicated:

                                             NINE MONTHS ENDED
                                    December 28, 1996   December 30, 1995
                                    -----------------   -----------------
Net cash (used in)
  operating activities                  $( 1,589)           $( 7,254)

Net cash (used in)
  investing activities                   ( 1,837)            (13,923)

Net cash provided by
 financing activities                      2,971              23,435

         Net cash used in operating activities fluctuates between periods primarily as a result of differences in net income, the level of sales activity and the timing of the collection of accounts receivable, purchase of inventory and payment of accounts payable. During the nine months ended December 28, 1996, increases in the Company's trade accounts receivable and inventories accounted for uses of cash in operations of $2.3 and $2.5 million, respectively, versus uses of $11.8 million and $12.0 million for the nine months ended December 30, 1995, respectively.

         During periods when the Company's sales are increasing, net cash used in operating activities generally increases in order to support higher trade accounts receivable and inventory levels. During the nine months ended December 28, 1996, net sales increased 14.6% as compared with the same period in the prior year. During the nine months ended December 30, 1995, net sales increased 42.4% as compared with the same period in the prior year. Management expects that if sales continue to increase, the trend of using cash in operating activities would continue.

         The net cash used in investing activities in the nine months ended December 30, 1995 includes the acquisition of machinery and equipment in Kempten, Germany for approximately $9.6 million. The net cash provided by financing activities in the nine months ended December 30, 1995 represents net borrowings under the Company's credit facility. These borrowings were made to finance the acquisition of the machinery and equipment in Kempten, Germany, and higher inventory and trade accounts receivable due to the Company's increased sales level.

PART II - OTHER INFORMATION

Item l   Legal Proceedings                                    None

Item 2   Changes in Securities                                None

Item 3   Defaults Upon Senior Securities                      None

Item 4   Submission of Matters to a
                  Vote of Security Holders                    None

Item 5   Other Information                                    None

Item 6   Exhibits and Reports on Form 8-K                  Exhibit No.
         --------------------------------                  -----------

                  a)   Exhibits

                       ( 2)  Not Applicable

                       ( 4)  Not Applicable

                       (l0)  Not Applicable

                       (ll) Statement regarding computation of per share earnings is not required because the relevant computation can be determined from the material contained in the Financial Statements included herein.

                       (l5)  Not Applicable

                       (l8)  Not Applicable

                       (l9)  Not Applicable

                       (22)  Not Applicable

                       (23)  Not Applicable

                       (24)  Not Applicable

                       (27)  Not Applicable

                       (99)  Not Applicable

                b) There were no reports or exhibits on Form 8-K filed during the three months ended December 28, 1996.

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                             BRIDGEPORT MACHINES, INC.
                                                  (Registrant)



                    February 7, 1997     /s/ Dan L. Griffith
                                         -------------------
                                     By:     Dan L. Griffith
                                             President and
                                             Chief Executive Officer



                    February 7, 1997     /s/ Walter C. Lazarcheck
                                         ------------------------
                                     By:     Walter C. Lazarcheck
                                             Vice President and
                                             Chief Financial Officer