Form 10-K
period 1997-03-29
BRIDGEPORT MACHINES INC
filed 1997-06-19
CIK 931125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended March 29, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ______________ to ________________

                        Commission file number 000-25102

                            BRIDGEPORT MACHINES, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                    06-1169678
        (State of incorporation)                          IRS Employer
                                                       Identification No.


   500 Lindley Street, Bridgeport, CT                       06606
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (203) 367-3651

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
         Title of each class                          which registered
         -------------------                      ------------------------
               None                                    Not applicable

Securities registered pursuant to Section 12(g) of the Act:

           Common Stock, $.01 par value per share (the "Common Stock")
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]   No [   ]
---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ X ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant on June 18, 1997 was approximately $56,767,000.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding on June 18, 1997 was 5,679,361.

DOCUMENTS INCORPORATED BY REFERENCE:

     Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with the Commission within 120 days after the end of the Registrant's fiscal year ended March 29, 1997.

         The Private Securities Litigation Reform of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K is forward-looking, such as information relating to the expansion of the use of the Company's products into the factory floor market, expansion of the Company's marketing efforts into foreign markets, the Company's ability to develop additional sources of supply, the Company's shipment of its current backlog, the Company's expected expenditures on environmental matters, the Company's use of cash in operating activities, the Company's ability to satisfactorily resolve outstanding litigation, the ability of the Company to meet working capital needs, and the effect on the Company of the adoption of certain accounting standards. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to general economic conditions, product introductions, contingent liabilities and general market conditions.

                                     PART I

ITEM 1.  BUSINESS


(A)      General Development of the Business

General Description of the Business

         Bridgeport Machines, Inc. (the "Company" or "Bridgeport Machines") has manufactured and distributed metal cutting machine tools and accessories for over 50 years. The Company's products include machining centers, manual milling machines, CNC (Computer Numerical Control) manual tool change milling machines and related software, lathes, surface grinders and CAM (Computer-Aided Manufacturing) and machine control software. The Company markets its products under the brand names "Bridgeport," "Harig" and "EZ-CAM."

         The Company is headquartered in Bridgeport, Connecticut and has additional manu-facturing facilities in Leicester, England, Kempten, Germany and Elgin, Illinois. The Company believes that it is the leading manufacturer of manual milling machines, surface grinders and CNC manual tool change milling machines in the United States and believes it is the market leader in sales of vertical machining centers in the United Kingdom.

         The Company's customers are primarily small (up to 20 employees) and medium (up to 200 employees) independent job shops worldwide. These independent job shops manufacture components for various industries such as aerospace, automotive, computer, defense, medical equipment, farm implement, construction equipment, energy and transportation. In addition, the Company's products are used in the tool rooms and repair shops of large manufacturing companies such as The Boeing Company, General Motors Corporation and Rolls-Royce plc.

         The Company was established in 1939 and was acquired by Textron Inc. ("Textron") in 1968. In 1986, the Company was acquired in a leveraged buyout transaction by a group of investors, which included members of the Company's current management. Commencing in 1991, the machine tool industry in the Company's primary markets experienced a cyclical downturn in demand. Although the Company took steps to mitigate the effects of rapidly declining orders by closing plants, consolidating various operations, shifting production and reducing personnel, as well as implementing a financial recapitalization, the Company experienced net losses for fiscal 1991 and 1992 and the nine months ended January 2, 1993.

         In December 1992, the Company completed the final stages of (i) an operational restructuring and (ii) a financial restructuring and recapitalization, pursuant to which the Company obtained a new revolving credit facility, reduced outstanding subordinated debt and converted all shares of its outstanding preferred stock to Common Stock (the "1992 Recapitalization"). The Company accounted for the operational restructuring and the 1992 Recapitalization as a quasi-reorganization as of January 3, 1993. As a result of its leaner organization, improved operating efficiencies, simplified capital structure and improved market conditions, the Company returned to profitability.


Recent Developments

         In January 1994, Bridgeport Machines entered into a joint venture agreement with two other companies to establish a joint venture company. The joint venture company named P.T. Bridgeport Perkasa Machine Tools (the "JV") is owned 25% by Bridgeport Machines. The JV was formed as a foreign capital investment company under the laws of Indonesia. When brought into operation, the purpose of the JV will be to manufacture machine tools in Indonesia for sale within the Association of South-East Asian Nations. In fiscal 1997, Bridgeport Machines agreed to increase its ownership of the JV to 40%. As of March 1997, the JV had not yet begun operations.

         In November 1994, the Company's registration statement related to 2,500,000 shares of its Common Stock was declared effective by the United States Securities and Exchange Commission (the "SEC"). Of these shares, 1,500,000 were sold to the public by the Company and the remaining 1,000,000 shares were sold by existing shareholders. The net proceeds received by the Company from the sale of its Common Stock were approximately $12.9 million.

         In February 1995, Bridgeport Machines entered into a joint venture agreement with Chang Zheng Machine Tool Company Ltd. of China (a company incorporated in the Peoples Republic of China) to establish a joint venture company. The joint venture company named Chengdu Chang Zheng Bridgeport Machine Tools Ltd. (the "JV Ltd.") is owned 48% by Bridgeport Machines. The JV Ltd. was formed under the Sino-Foreign Joint Venture Enterprise Act of the Peoples Republic of China ("China"). JV Ltd. manufactures machining centers in China for sale within China, North Korea, Mongolia and the Commonwealth of Independent States.

         In February 1995, Bridgeport Machines entered into a strategic alliance agreement with Engineering Geometry Systems (EGS). The agreement provides for the joint development and marketing of proprietary technology for use in the CAM (computer-aided manufacturing) market. In addition, the Company purchased 19.5% of the stock of EGS for $250,000 and agreed to make loans available to EGS of up to an aggregate amount of $250,000.

         In June 1995, the Company established an indirect wholly owned subsidiary, Bridgeport Machines GmbH, in the Republic of Germany. This
subsidiary acquired certain assets of a German machine tool manufacturer that was in bankruptcy. The assets acquired consisted of machinery and equipment that have been used by the Company to establish operations in Germany. In addition, the subsidiary entered into a lease for manufacturing and office space in Germany. The Company paid approximately [pound sign]6 million (approximately $9.6 million) for the assets.

(B)      Financial Information About Industry Segments

         The Company participates in the metal cutting machine tool segment of the machine tool industry.


(C)      Narrative Description of Business

Industry Background

         There are two principal methods utilized in metalworking: metal cutting and metal forming. Metal cutting machine tools utilize a process in which a part or finished product is generated or shaped by either rotating a toothed cutter or rotating the workpiece. These processes are generally referred to as milling, drilling, turning and grinding. Metal forming machine tools shape parts from flat metal sheets through the process of forming, bending and shearing.

         Typically, early metal working machines were either manually operated or specifically engineered for a production application. The advent of numerical control in 1952 further automated the operation of a machine tool and increased its efficiency. In 1976, microprocessors were integrated with numerical controls resulting in CNC machine tool systems which allowed personnel on the shop floor to program and perform sophisticated metal working tasks without central office support. These systems permitted economical and automated manufacturing of different parts in short production runs.

         According to the American Machinist 1995 World Machine Tool Survey, approximately 70% of all machine tools are made for metal cutting applications. The milling machine is one of the most commonly used metal cutting machine tools. Milling is a machining process whereby a surface is shaped with a rotating toothed cutter. Grinding is a machining process whereby a surface is shaped with a rotating abrasive wheel or tool and is similar to milling in terms of shapes that can be generated from the machines. Grinding often follows milling, drilling and turning of a part to produce desired surface finish. Parts are also generated directly on grinding machines. Lathing is a machining process whereby a surface is shaped with a tool applied to a rotating part and is similar to milling.

         CNC controlled milling machines, which were introduced in the 1970's, precisely shape parts by instructing the machine to move a cutting tool across and/or through the part according to a program for the specific part. Some CNC milling machines, referred to as machining centers, are equipped with automatic tool changers which allow several different drills, taps or mills to be used in a programmed sequence on the same part, without having to remove the part from the machine.

         The overall market for machine tools is cyclical, reflecting economic conditions, production capacity utilization, changes in tax and fiscal policies, corporate profitability and financial condition as well as the general level of business confidence.

         The Company believes that the metal cutting machine tool industry consists of two broad markets: (i) large, customized, highly engineered, automated manufacturing systems used in the manufacture of various capital goods and consumer durables and (ii) stand-alone, standardized, relatively lower priced, machine tools used principally by small to medium-sized job shops to manufacture short-run, machined components. The Company competes primarily in the latter market.

         Although the Company expects its principal long-term growth to come from its CNC products, the Company believes that there will continue to exist demand for manual milling machines. It is generally believed that several fundamental factors will support long-term demand for CNC machine tools and particularly for user-friendly products such as those sold by the Company. The principal factors include the shrinking supply of skilled machinists, the need for improved productivity and the need for replacement of older machine tools.


Company Strategy

         The Company's business objective is to continue to maintain a leading position in the manufacture and distribution of metal cutting machine tools to small and medium-sized job shops in the United States and the United Kingdom and to expand international sales outside of its traditional markets. The Company intends to continue to capitalize on its brand name recognition and its reputation for product reliability, quality and functionality, and customer service. The key elements of the Company's strategy are as follows:

   - Continue Product/Service Focus: The focus of the Company's sales efforts will continue to be on standardized, general purpose machine tools for the worldwide short-run metal cutting market, emphasizing product quality, functionality and ease of use, as well as customer service and after-market support.

   - Sell Higher Technology Products to its Existing Customer Base: The Company is engaged in a "step-up" marketing program designed to sell CNC machine tools to its large customer base of users of its manual metal cutting machines. Through its machining center product lines, the Company expects to expand beyond the tool room market to the factory floor market. With the machining center, the Company has greater access to the production shops of manufacturers to which the Company can market its entire product line.

   - Expand International Markets: The Company plans to expand its marketing efforts in China, Indonesia, Singapore, Thailand, Malaysia and other Pacific Rim countries principally through manufacturing joint ventures, licensing or other similar arrangements with local companies.

   - Maintain Competitiveness and Manufacturing Flexibility: The Company has positioned itself to be competitive on a global basis through product innovation and cost-effective manufacturing. The presence of facilities in the United States, the United Kingdom and Germany allows for manufacturing and sourcing flexibility.

         Among other things, competition, economic conditions and market conditions play an important role in the Company's ability to achieve its objectives and there is no assurance the Company can successfully implement its strategy in the future.

Products

         The following table sets forth the percentage of net sales by product estimated by the Company for the periods indicated:

                                               Fiscal Year              Fiscal Year              Fiscal Year
                                                  Ended                     Ended                    Ended
                                              March 29, 1997           March 30, 1996            April 1, 1995
                                              --------------           --------------            -------------
Machining Centers                                 48.4%                     43.2%                     28.8%
CNC Milling Machines                              15.0                      17.2                      19.8
Manual Milling Machines                           10.4                      13.1                      19.3
Lathes                                            10.6                      10.6                      11.8
Surface Grinders                                   4.6                       3.7                       4.5
Software                                           1.0                       1.4                       1.3
After Market Sales & Support                      10.0                      10.8                      14.5
                                                 -----                     -----                     -----

Total                                            100.0%                    100.0%                    100.0%
                                                 =====                     =====                     =====

Machining Centers

         The Company currently offers six models of vertical "bed-type" machining centers, one bridge type frame model machining center and two models of horizontal machining centers. The horizontal machining centers are built by the Company through licensing arrangements with a Japanese machine tool manufacturer. See "Business--Patents, Licenses and Trademarks." These products are designed to provide CNC controlled precision machining with a variety of cutting tools.

         Each of the machining center products consists of four basic subsystems: a CNC control system, a multiple axis electromechanical system for moving and positioning the workpiece and rotating the cutting tool, a single axis electromechanical system for automatic tool changing and a heavy metal frame fully enclosed with appropriate sheetmetal safety guarding. The Company's machining centers are standardized products which the Company believes are competitive in their respective product classes, incorporating controls and certain other components that represent "state-of-the-art" technology.

CNC Milling Machines

         The Company's CNC milling machines line consists of three basic products: "EZ-TRAK," "DX-Control" and "Interact." The EZ-TRAK product line is composed of two basic models. This machine uses a "teach" method to do repetitive functions or can be programmed to do such functions.

         The DX-Control line consists of two basic CNC milling machines manufactured in the United States and fitted with the Company's proprietary CNC control system. The control features the Company's proprietary machine controller card. Its open architecture allows the control to be easily upgraded. The DX-Control has networking capability and allows quick programming of complicated parts either at the machine on the shop floor or off the machine on a remote computer. The Company believes that its DX-Control, which is used in the EZ-TRAK and DX-Control product lines, represents "state-of-the-art" technology for PC-based controls in the metal cutting machine tool industry.

         The Interact product line is composed of three basic models which incorporate a CNC control system produced by a third party. The Interact series is equipped with "state-of-the-art" interactive programming capabilities with plain language data entry and visual display of program sequence. Because data entry and display are simplified, the Interact is shop-floor programmable and is particularly attractive to first-time CNC users or smaller tool rooms without separate programming facilities. The Interact line is manufactured in the United Kingdom.


Manual Milling Machines

         The Company's manual milling machine has become a standard tool in small work-shops, vocational schools and tool rooms of large manufacturing companies. The Company's basic manual milling machine, commonly referred to as the "Bridgeport," is offered with various options. The Company has shipped over 330,000 manual milling machines since 1939 to customers in more than 60 countries. The Company believes that its manual milling machines represent "state-of-the-art" technology in their product class.


Lathes

         Since 1982, the Company has imported and distributed lathes manufactured by Industrias Romi, S.A. ("Romi") of Brazil, one of the largest machine tool manufacturers in South America. The Company imports standard engine lathes along with a series of CNC lathes which utilize the Company's PC-based control. Bridgeport markets the lathes which utilize the Company's control under the "EZ-PATH" and "Power Path" names. The Company believes the EZ-PATH and Power Path Romi Bridgeport lathes represent "state-of-the-art" technology in their product class.


Surface Grinders

         The Company's surface grinders are sold under its Harig brand name. The Harig line is made up of manual grinders, automatic grinders and CNC grinders. The Harig surface grinder addresses the largest unit volume segment of the United States market. Recognizing the importance of providing a competitive, quality product, the Company has focused on increasing the efficiency of its grinder manufacturing methods and improving the product offering. The Company believes that its manual grinders and CNC grinders represent "state-of-the-art" technology in their respective product classes.

CAM Products

         The Company sells its proprietary, computer-aided manufacturing system called EZ-CAM. This product provides Bridgeport CNC users with a convenient stand-alone programming tool. The Company's EZ-CAM products may impact favorably on the demand for the Company's machines by providing end-users with a compatible, Company supported off-line programming system.

         The EZ-CAM products are Company-designed software programs, which are menu driven and utilize readily available PC hardware. The programs are compatible with almost every CNC control machine. The Company has also developed additional software packages for digitizing information and for programming lathes and coordinate measuring machines. The Company believes that its EZ-CAM products represent "state-of-the-art" technology in their product class.

         In 1995, the Company entered into a strategic alliance agreement with Engineering Geometry Systems (EGS) for the joint development and marketing of additional proprietary technology for use in the CAM market. In August 1995, the Company introduced the EZ-FeatureMill software that is Windows based CAM software. The EZ-FeatureMill software was developed by EGS in conjunction with the Company.


Marketing and Sales

         The Company markets its products through its direct sales and service force of approximately 150 employees, which is among the largest in the industry. The Company's sales organization operates through seven sales and service centers, four of which are located throughout the continental United States, two in England and one in Holland. In addition, the Company maintains other sales offices in the United States. See "Properties."

         Complementing its direct sales and service force, the Company sells and distributes its full range of products through approximately 75 independent distributors covering approxi-mately 60 countries. The independent distributor purchases machines, accessories and parts from the Company and maintains an inventory of products and spare parts. In most cases, the independent distributor assumes the labor component of the warranty service and the technical training responsibility for all Company products sold through such distributor. The Company typically enters into one-year contracts with each of its independent distributors, pursuant to which such distributors are able to sell all or a portion of the Company's product line. These contracts generally permit such distributors to sell products of other companies. In certain cases, the Company has granted distributors the exclusive right to distribute its products in particular markets outside of the United States.

         The Company offers its domestic customers the ability to purchase its products through financing arrangements provided by Textron Financial Corporation ("TFC"), a subsidiary of Textron, and to a lesser extent, by others. The Company believes that the financing arrangements provided by TFC are available from others on substantially similar terms.

         No customer, including distributors, accounted for more than 10.0% of net sales during fiscal 1997 and the loss of any one customer would not have a material adverse effect upon the Company.

After Market  Sales and Support

         With the large installed base of the Company's products in customer locations, the Company has a significant after market replacement parts and service business. The Company believes that the technical support and repair service provided to its customers through its direct sales force and distributor network differentiate the Company's products from those of its competitors. Because the useful life of metal cutting machine tools can be significantly affected by factors such as amount and nature of product use and maintenance and repair practices of a customer, the Company believes its emphasis on technical support and repair service increases customer satisfaction with its products. Technical support includes installation, training and applications engineering as well as programming support. Service support includes repairing machines, assisting customers in diagnosing parts requirements and/or machine problems, and shipping replacement parts to customers on a timely basis. The Company typically ships repair parts within 24 hours of receipt of an order.

         The Company's warranty policy covers all manufactured products and typically provides a warranty on parts and labor of one year after the date of purchase by the end user of CNC machine tools and a two-year warranty on parts and one-year warranty on labor for manual milling machines.

         In connection with the Company's leveraged buy out transaction in 1986, Textron assumed certain product liability exposure for products shipped by the Company prior to the effective date of the closing of such transaction. The Company currently maintains product liability insurance coverage which it considers adequate for all of its products.


Product Development

         The Company's product development is customer-driven, relying on surveys, specific customer input and other marketing information. Product development activities focus on developing improvements on and new applications for existing machine tool products, introducing new machine tool products and enhancing its proprietary software systems. The Company believes that its product development strategy, coupled with its continuous quality improvement and manufacturing cost reduction programs, will enable the Company to continue to compete successfully in the global machine tool market.

         The Company continues to invest in the development of next generation CNC controls and related software.

Manufacturing and Supply

         The Company manufactures and assembles its products at its plants in Bridgeport, Connecticut, Elgin, Illinois, Leicester, England and Kempten, Germany. Products are manufactured from components purchased from third parties and from parts manufactured by the Company from various raw materials. Upon completion of the manufacturing process, products undergo extensive inspection and testing to insure quality control. Many electrical and mechanical components are standard items and are readily available from multiple sources. In certain circumstances, to take advantage of price and quality, the Company may determine to purchase certain components from a single or limited number of sources. The Company has not had significant supply interruptions in these components or raw materials in recent years, and it believes it could develop alternative sources of supply if supply interruptions were to occur. However, depending upon conditions in existence at the time such a future interruption were to occur, no firm assurance can be given that there would be no effect on the Company's operations. Any significant interruption in the supply of one or more components or raw materials could have a material adverse effect on revenues and net income.


Patents, Licenses and Trademarks

         The Company owns a number of patents, but does not consider any single patent to be material to its business. In addition, the Company considers certain of its products to be proprietary and believes its Bridgeport, Harig, EZ-CAM and EZ-PATH trademarks have substantial value. The Company typically requires its employees to execute appropriate non-competition and confidentiality agreements.

         The  Company  licenses  certain   technology  from  unaffiliated  third
parties, none of which is material to the Company's operations.

         The Company licenses its control technology to an entity which sells machine retrofit packages to convert manual milling machines to two axis CNC machines. With a large installed base of manual milling machines, such an arrangement provides an opportunity for the Company to benefit from the significant retrofit business. In addition, the Company licenses its DX-Control technology in Brazil for use in products sold only in Latin America and to the JV Ltd. for use in products manufactured in China. The Company also licenses certain rights to manufacture Company designed machines in Brazil, China and Indonesia.


Seasonality

         The Company experiences a seasonal decline in net sales during its second fiscal quarter, particularly during the July and August summer holiday period. During such period, the Company's manufacturing facilities typically close for approximately one to three weeks. The fourth fiscal quarter may also experience decreases in net sales as a result of weather conditions.

Backlog

         Backlog consists of firm orders received from customers and distributors. Such orders are subject to cancellation. At March 29, 1997, backlog was approximately $35.5 million, compared with approximately $83.3 million at March 30, 1996. The Company's backlog balances fluctuate as a result of many factors including length of time to deliver products, new product introductions and market conditions. The decline in backlog from March 30, 1996 to March 29, 1997 is due primarily to less favorable market conditions in Europe. The Company expects to ship substantially all of its current backlog during fiscal year 1998. However, no firm assurance can be given since many factors which effect the Company's ability to manufacture its products could change.


Competition

         The metal cutting segment of the machine tool industry is highly competitive. The Company believes that it competes primarily on the basis of product quality, reliability, price, features, functionality, availability, service and support. The Company competes with a number of firms, some of which are larger and have greater financial resources than the Company.

         In the vertical machining center market, the Company competes in the United States primarily with Fadal Engineering Co., Inc. (a subsidiary of Giddings and Lewis) and Haas Automatic Inc., who the Company believes have the leading market shares, and primarily with three companies in the United Kingdom, where the Company believes it has the largest market share.

         In the United States and United Kingdom, the Company competes in the manual milling machine markets primarily with several Taiwanese manufacturers. The Company believes it has the leading market share of these products in the United States and the United Kingdom.

         In its other product lines, the Company competes with a number of firms, some of which are larger and have greater financial resources than the Company.


Research and Development

         The Company's  research and development  involves creating new products
and  modifying   existing   products  to  meet  market   demands  and  exploring
alternatives to reduce the cost of manufacturing.

         Research and development costs are expensed as incurred. Research and development expense was $5,091,000, $4,634,000 and $3,268,000 for the years ended March 29, 1997, March 30, 1996 and April 1, 1995, respectively.

Environmental Matters

         The Company's owned and leased facilities are subject to numerous environmental laws and regulations concerning, among other things, emissions to the air, discharges to surface and ground water, and the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances. Under various Federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may become liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property, typically without regard to fault. In June 1994, the Company and Textron entered into a settlement agreement whereby Textron agreed to accept sole responsibility to remediate hazardous substances in certain areas of the Bridgeport facility to the extent required by law, and the Company and Textron agreed to share equally the costs to remediate groundwater beneath the property. Based upon the current understanding by the Company, the Company believes that its share of such costs will not be material. No firm assurances can be given since conditions, such as environmental laws, may change and the future outcome may differ.

         Except as set forth above, the Company believes that its facilities are in compliance in all material respects with all applicable United States Federal, state and local environmental laws, ordinances and regulations, as well as comparable laws and regulations outside the United States. No assurances can be given, however, that the current environmental condition of the Company's owned and leased facilities are not other than as currently understood by the Company, or will not be adversely affected by the condition of properties in the vicinity of the Company's owned and leased properties, or by the activities of third parties unrelated to the Company or by former owners or operators of the Company's owned or leased facilities, or that future laws, ordinances or regulations will not impose any material environmental liability on the Company.


Employees

         As of March 29, 1997, the Company had 1,252 full-time employees, consisting of 642 employees based in the United States, 518 employees based in the United Kingdom, 82 in Germany and 10 employees based in Holland. None of the United States employees is currently represented by any union. The Company's United Kingdom employees were covered by annual collective bargaining agreements which expires on March 28, 1998. The Company's German employees are represented by a three person workers council in accordance with German law. The Company believes that its relations with its employees are good.



(D) Financial Information About Foreign and Domestic Operations and Export Sales

         See  Note  10  of  Notes  to  Consolidated   Financial  Statements  for
information  with  respect  to  the  Company's   sales,   operating  income  and
identifiable assets by geographic region.

ITEM 2.  PROPERTIES

         The following table sets forth certain information, as of March 29, 1997, relating to the Company's principal facilities:

                                                                                        Approximate
         Location                                  Principal Activities                 Square Feet              Owned/Leased
         --------                                  --------------------                 -----------              ------------
Bridgeport, Connecticut                     Corporate Headquarters;                       247,000                    Owned
                                            Manufacture of Milling
                                            Machines, CNC Mills and
                                            Machining Centers

Bridgeport, Connecticut                     Assembly and distribution                      26,000                    Leased
                                                                                                               (expires 12/97 with
                                                                                                               Company options to
                                                                                                               renew to 12/02)

Leicester, England                         Manufacture of Machining                       113,000                    Owned
                                           Centers and CNC Mills

Leicester, England                         Warehouse and assembly                          50,000                    Leased
                                                                                                                  (expires 9/98)

Kempten, Germany                           Manufacture of Machining                       107,000                    Leased
                                           Center Parts and Assembly                                            (expires 6/02 with
                                                                                                                Company options
                                                                                                                to renew to 6/15)

Elgin, Illinois                            Manufacture of Grinding                         50,000                    Owned
                                           Machines

Bristol, Pennsylvania                      Software and Control                            16,000                    Leased
                                           Development                                                           (expires 5/99)


         The Company also leases four sales and service centers and two sales offices in the United States with an aggregate floor space of approximately 46,000 square feet. The Company also maintains two sales and service centers in the United Kingdom, with an aggregate floor space of approximately 11,000 square feet and leases one sales and service center in Holland with floor space of approximately 14,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

         Other than the following, the Company is not engaged in any legal proceedings other than ordinary routine litigation incidental to its business.

         On January 11, 1996, the Company was named as a defendant in an action filed by IMS Technology, Inc. (the "Plaintiff") in the United States District Court for the Eastern District of Virginia. The Plaintiff alleges that the Company has infringed a patent related to computer numeric controls held by the Plaintiff. The Plaintiff seeks among other things an award of damages adequate to compensate the Plaintiff for the alleged infringement and an injunction against further alleged infringement.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


(A)      Market Information

         The Common Stock of the Company is traded on the NASDAQ National Market under the trading symbol "BPTM." The range of high and low reported bid prices for the Common Stock during fiscal 1996 and 1997 were as follows:

                                                                     High                 Low
                                                                     ----                 ---
         Fiscal 1996
         First Quarter Ended July 1, 1995                            $17                $14
         Second Quarter Ended September 30, 1995                     $19                $14
         Third Quarter Ended December 30, 1995                       $21                $15-1/2
         Fourth Quarter Ended March 28, 1996                         $21                $14-3/4

         Fiscal 1997
         First Quarter Ended June 29, 1996                           $19                $12-1/4
         Second Quarter Ended September 28, 1996                     $16-1/2            $11
         Third Quarter Ended December 28, 1996                       $14-3/4            $9-3/4
         Fourth Quarter Ended March 29, 1997                         $12-3/4            $10

(B)      Holders

         As of June 18, 1997, as reported by the Company's transfer agent, shares of Common Stock were held by 104 holders, based upon the number of record holders, including several holders who are nominees for an undertermined number of beneficial owners.


(C)      Dividends

         The Company has not declared or paid a cash dividend during the two fiscal years ended March 29, 1997, and its present policy is to retain any earnings for use in its business.

         Payment of dividends is dependent upon the earnings and financial condition of the Company and other factors which its Board of Directors may deem appropriate. The Company expects to use any future earnings in its operations and consequently does not intend to pay out cash dividends on its Common Stock in the foreseeable future. In addition, the Company is currently prohibited from declaring or paying any cash dividends on its Common Stock by the terms of its revolving credit facility.

ITEM 6.  SELECTED FINANCIAL DATA           (In thousands, except per share data)

                                                                                                           Pre-Quasi
                                ---------------Post-Quasi-Reorganization(1)-------------               Reorganization(1)
                                               ----------------------------                            -----------------
                                                                                 Three       Combined         Nine
                                   Year        Year        Year       Year       Months     12 Months        Months
                                  Ended       Ended       Ended      Ended       Ended        Ended           Ended
                                March 29,   March 30,    April 1,   April 2,    April 3,     April 3,      January 2,
                                   1997        1996        1995       1994        1993        1993(2)        1993
                                --------    --------    --------    --------     -------     -------        -------
Statement of Operations Data:

Net sales                       $227,549    $209,214    $148,783    $107,047     $26,747     $98,539        $71,792
Net income (loss)                  8,001       8,424       6,921       2,634(3)    1,096      (2,142)        (3,238)

Net income (loss) per share     $   1.40    $   1.47    $   1.48    $   0.63(3)  $  0.26     $ (1.32)       $ (4.16)

Weighted average shares
  outstanding                      5,721       5,747       4,680       4,161       4,159       1,624            779



                                March 29,   March 30,    April 1,    April 2,    April 3,                  January 2,
                                   1997        1996        1995        1994        1993                       1993
                                ---------   ---------    --------    --------    --------                  ----------
Balance Sheet Data:

Working Capital                 $ 49,696    $ 39,148    $ 42,810    $ 22,076     $22,567                    $20,234
Total assets                     131,711     129,156      88,394      67,254      61,237                     61,821
Long-term debt obligations         5,862       4,475       3,101       3,834      10,781                     11,223
Stockholders' equity              65,586      57,109      50,209      25,373      19,798                     17,884

------------------
(1) In December 1992, the Company completed various phases of a restructuring of its operations, including plant closings, consolidating various operations, shifting production to other facilities and personnel reductions and completed the 1992 Recapitalization. The Company accounted for the various restructurings of its operations and the 1992
     Recapitalization as a quasi-reorganization. As part of the 1992 Recapitalization, all outstanding preferred stock was converted to Common Stock, the terms of its subordinated debt were restructured and a new revolving credit facility was obtained.

     Pursuant to accounting for the quasi-reorganization, the Company adjusted its January 3, 1993 balance sheet to fair value and transferred the accumulated deficit and cumulative translation adjustment account balance to capital in excess of par value. The balance sheet adjustments consisted of netting accumulated depreciation and amortization against the related fixed assets and intangible assets. Inventory was valued at the net book value as of the date of the quasi-reorganization. There was no write-up or write-down of net assets because the fair value of the assets exceeded the book value as of January 3, 1993.

(2) Combined 12 months ended April 3, 1993 represents the summation of the statement of operations data for the nine months ended January 2, 1993 and three months ended April 3, 1993.

(3) Includes an after-tax charge of $1.5 million for compensation expense related to a special management stock award. Also includes an after-tax gain of $0.6 million realized upon the sale of buildings. Assuming these two items did not occur, net income and net income per share would have been $3.5 million and $0.85, respectively.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        The  following  table  sets  forth,  for  the  periods  indicated,   the
percentage of net sales represented by certain items reflected in the Company's Consolidated Financial Statements:

                                                  Year Ended            Year Ended           Year Ended
                                                March 29, 1997        March 30, 1996       April 1, 1995
                                                --------------        --------------       -------------
Net sales                                            100.0%                 100.0%              100.0%
Gross profit                                         22.4                   23.4                26.2
Selling, general & administrative
  expenses                                           15.7                   15.5                17.7
Operating income                                      6.7                    7.9                 8.5
Interest expense                                     (1.2)                  (1.2)               (1.1)
Other income (expense), net                             -                      -                 0.2
Income before income taxes                            5.5                    6.7                 7.6
Income taxes                                          2.0                    2.7                 2.9
Net income                                            3.5%                   4.0%                4.7%


Year Ended March 29, 1997 ("fiscal 1997") Compared to Year Ended March 30, 1996 ("fiscal 1996")

        Net sales were $227.5 million in fiscal 1997, an increase of $18.3 million, or 8.8%, as compared to fiscal 1996. The increase in sales was primarily a result of increased sales of machining center products of $20 million and sales of a new lathe product introduced during the year of $5 million offset somewhat by a decrease in sales of primarily milling machines.

        Backlog at March 29, 1997 was approximately $35.5 million, compared with approximately $83.3 million at March 30, 1996. As a result of the decline in backlog, future sales are more dependent on incoming orders than they have been in the recent past.

        Gross profit was $51.1 million in fiscal 1997, an increase of $2.1 million, or 4.4% as compared to fiscal 1996. As a percentage of net sales, gross profit in fiscal 1997 was 22.4% as compared to 23.4% in fiscal 1996. The decline in gross profit as a percentage of net sales resulted primarily from increased sales of machining centers and CNC lathes, both of which have lower gross margins than many of the Company's other products. In addition, less favorable market conditions in continental Europe resulted in price discounts which contributed to the decline in gross profit.

        Selling, general and administrative expenses in fiscal 1997 were $35.7 million, an increase of $3.1, or 9.7%, as compared to fiscal 1996. The increase in dollar amount consisted primarily of increases in compensation expenses of $1.7 million and advertising and trade show expenses of $0.9 million. As a percentage of net sales, selling, general and administrative expenses were 15.7% in fiscal 1997 as compared to 15.5% in fiscal 1996.

        Operating income in fiscal 1997 was $15.4 million, a decrease of $1.0 million, or 6.1%, as compared to fiscal 1996. The decrease in operating income was a result of lower gross profit margin as a percent of sales and higher selling, general and administrative expenses.

        Interest expense was $2.9 million in fiscal 1997, as compared to $2.5 million in fiscal 1996. The increase in interest expense was a result of increased average debt borrowings throughout the year.

        Provision for income taxes was $4.6 million in fiscal 1997, a decrease of $1.0 million, as compared to fiscal 1996. The effective tax rate was 36.7% in fiscal 1997 as compared to 40.1% in fiscal 1996. The decline in the effective tax rate was primarily the result of the utilization of a net operating loss carryforward in the Company's German operations.

Year Ended March 30, 1996 ("fiscal 1996") Compared to Year Ended April 1, 1995 ("fiscal 1995")

        Net sales were $209.2 million in fiscal 1996, an increase of $60.4 million, or 40.6%, as compared to fiscal 1995. Increased production capacity, along with strong demand for the Company's products, introductions of new products and a change in sales mix towards higher priced products contributed to increased net sales. Sales of machining centers, which represent the Company's highest per unit price products, increased approximately $47.5 million in fiscal 1996 as compared to fiscal 1995. This amount includes approximately $10.3 million of sales of a new machining center product introduced in fiscal 1996. Lathe sales increased approximately $4.6 million in fiscal 1996 as compared to fiscal 1995. Of this increase, approximately $3.8 million was sales of a new lathe introduced in fiscal 1996.

        Gross profit in fiscal 1996 was $48.9 million, an increase of $10.0 million, or 25.6% as compared to fiscal 1995. As a percentage of net sales, gross profit in fiscal 1996 was 23.4% as compared to 26.2% in fiscal 1995. The decline in gross profit as a percentage of net sales resulted from increased sales of machining centers and CNC lathes, both of which have lower gross margins than many of the Company's other products. In addition, start-up losses and costs incurred in increasing the Company's capacity to produce machining centers along with fourth quarter production problems encountered in the U.S. operations of machining centers reduced gross margins on a year-to-year comparison. The Company estimates that expansion activities and fourth quarter production problems resulted in a 0.6 percentage point decline in gross profit margin and that the remaining decline in the gross profit margin was primarily due to changes in product and distribution mix.

        Selling, general and administrative expenses in fiscal 1996 were $32.5 million, an increase of $6.2 million, or 23.4%, as compared to fiscal 1995. The increase in dollar amount consisted primarily of increases in compensation expenses of $3.7 million, sales commissions of $0.3 million, travel expenses of $0.4 million, depreciation of $0.4 million and general and administrative costs for the German operations of $0.4 million. As a percentage of net sales, selling, general and administrative expenses were 15.5% in fiscal 1996 as compared to 17.7% in fiscal 1995. The decrease is due to higher net sales in fiscal 1996.

        Operating income in fiscal 1996 was $16.4 million, an increase of $3.8 million, or 30.3%, as compared to fiscal 1995. The increased operating income was a result of increased gross profit and lower selling, general and administrative expenses as a percentage of net sales. As a percentage of net sales, operating income was 7.9% in fiscal 1996 as compared to 8.5% in fiscal 1995.

        Interest expense was $2.5 million in fiscal 1996, as compared to $1.6 million in fiscal 1995. The increase in interest expense was a result of increased debt borrowings to support the Company's expansion activities and increased sales.

        Other income, net in fiscal 1996 was $0.2 million, as compared to $0.3 million in fiscal 1995.

        Provision for income taxes was $5.6 million in fiscal 1996, an increase of $1.2 million, as compared to fiscal 1995. The effective tax rate was 40.1% in fiscal 1996 as compared to 38.8% in fiscal 1995. The increase in the effective tax rate is primarily a result of a net loss incurred at the Company's newly established Kempten, Germany facility. These losses are not currently tax deductible.

Foreign Operations

        During fiscal 1997, net sales outside North America represented approximately 46.5% of total net sales, as compared to 42% for fiscal 1996. A substantial portion of these net sales were made by the Company's European operations. The Company's European operations were expanded during fiscal 1996 through the establishment of a manufacturing facility in Kempten, Germany in June 1995. In addition, in fiscal 1996 approximately 50,000 square feet of leased assembly and warehouse space was added to the Company's existing Leicester, England facility.

        The Kempten, Germany operations were established in fiscal 1996 through the acquisition of machinery and equipment by the Company's newly formed indirectly wholly owned subsidiary, Bridgeport Machines GmbH. In addition, in June 1995 Bridgeport Machines GmbH entered into a lease for 107,000 square feet of manufacturing and office space. The Kempten, Germany operations are being used to machine parts and produce sub-assemblies which are used by the Leicester facility to assemble and manufacture the Company's machine tool products. In June 1995, the Company paid approximately $9.6 million to acquire the machinery and equipment in Kempten, Germany. This payment was financed through borrowings under the Company's revolving credit facility.

         Generally, from time to time, the Company enters into forward exchange contracts to provide economic hedges against foreign currency fluctuations on its intercompany sales transactions between its U.S. and U.K. operations and for payments for certain inventory purchases. At March 29, 1997, the Company had no commitments under any forward purchase contracts.

Liquidity and Capital Resources

        As of March 29, 1997, the Company had working capital of $49.7 million compared with $39.1 million at March 30, 1996. The Company meets its short-term financing needs through cash from operations and its revolving credit facility. The revolving credit facility provides for maximum borrowings of up to $24.5 million in the United States and $19.5 million in the United Kingdom. The borrowing availability is limited to the sum of (a) 80% of eligible accounts receivable plus (b) 40% of eligible inventory (limited to $13.5 million for domestic inventory and $10.0 million for foreign inventory) minus (x) the aggregate amount of outstanding letters of credit and (y) any reserves deemed reasonable by the lenders. The revolving credit facility is available through December 1999. The Company has term loans which aggregate approximately $8.4 million as of March 29, 1997. These loans are repayable monthly with total payments of approximately $213,000 per month in the aggregate.

        The table below presents the summary of cash flow for the periods indicated:

                                                              FISCAL 1997                     FISCAL 1996
                                                              -----------                     -----------
Net cash provided by (used in)
  operating activities                                        $ 5,303,000                    $ (8,454,000)

Net cash (used in)
  investing activities                                         (3,287,000)                    (15,536,000)

Net cash provided by (used in)
 financing activities                                          (3,848,000)                     25,668,000

        Net cash provided by (used in) operating activities fluctuates between periods primarily as a result of differences in net income, the level of sales activity and the timing of the collection of accounts receivable, purchase of inventory and payment of accounts payable. During fiscal 1997, a decrease in the Company's trade accounts receivable provided $3.8 million in cash from operations and an increase in inventory accounted for $5.5 million of cash used in operations. During fiscal 1996, increases in the Company's trade accounts receivable and inventories accounted for uses of cash in operations of $14.4 million and $14.1 million, respectively.

        During periods when the Company's sales are increasing significantly, net cash used in operating activities generally increases in order to support higher trade accounts receivable and inventory levels. During 1996, net sales increased 40.6% as compared with fiscal 1995 while during fiscal 1997, net sales increased 8.8% as compared with fiscal 1996.

        The net cash used in investing activities in fiscal 1996 includes the acquisition of machinery and equipment in Kempten, Germany for approximately $9.6 million. The net cash provided by financing activities in fiscal 1996 represents net borrowings under the Company's credit facility. These borrowings were made to finance the acquisition of the machinery and equipment in Kempten, Germany, and higher inventory and trade accounts receivable due to the Company's increased sales level.

        The Company's short-term liquidity is somewhat affected by seasonal fluctuations in accounts receivable levels. During typical years, the Company's accounts receivable and inventories decrease during the July and August summer holiday period. The January through March period may also experience decreases in receivables as a result of weather conditions.

        The Company believes that cash generated from operations and borrowings available under the revolving credit facility will be sufficient to meet its working capital and capital expenditure requirements for at least 12 months from March 29, 1997. Such facility, together with cash from operations, is expected to be sufficient to enable the Company to meet its working capital and capital expenditure needs for the longer term. However, there can be no assurance that liquidity would not be adversely impacted by a decline in general economic conditions or that future credit facilities will be available.


Changes in Financial Position

         At March 29, 1997, trade accounts receivable decreased $2.6 million (6.4%) and inventories increased $6.7 million (11.9%), respectively, as compared to March 30, 1996. The decreased trade accounts receivable is a result of timing of collection of receivables and lower sales in the three months ended March 29, 1997, as compared with sales in the three months ended March 30, 1996. The increase in inventory is primarily a result of new product introductions.

         At March 30, 1996, net property, plant and equipment increased $11.9 million as compared to April 1, 1995. This increase is primarily a result of the purchase of machinery and equipment for the Company's Kempten, Germany operations for approximately $9.6 million.


Seasonality

        The Company experiences a seasonal decline in net sales during its second fiscal quarter, particularly during the July and August summer holiday period. During such period, the Company's manufacturing facilities close for approximately one to three weeks. The fourth fiscal quarter may also experience decreases in net sales as a result of weather conditions.


Economic Cycles

         The overall market for machine tools is cyclical, reflecting economic conditions, production capacity utilization, changes in tax and fiscal policies, corporate profitability and financial condition as well as the general level of business confidence.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Consolidated Financial Statements beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission (the
"Commission") within 120 days after the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on September 4, 1997.


ITEM 11.   EXECUTIVE COMPENSATION

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission within 120 days after the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on September 4, 1997.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission within 120 days after the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on September 4, 1997.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission within 120 days after the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on September 4, 1997.


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K


(A)      Financial Statements and Schedules

         The Consolidated Financial Statements and Schedules listed in the accompanying Index to Consolidated Financial Statements (at page F-1) are filed as part of this Annual Report on Form 10-K, and are included in Item 8 hereof. Financial Statement Schedules not listed therein are either not required or the information required to be included therein is reflected in the Consolidated Financial Statements.


(B)      Reports on Form 8-K

         The Company did not file a Current Report on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K.

(C)      Exhibits

Exhibit
Number
-------
              Asset Purchase Agreement, dated June 2, 1995, between Schultz & Braun
                GmbH, W. P. Werner Schneider and Bridgeport Machines GmbH
2.1.1           a)  German version (binding agreement) (d)
2.1.2           b)  English translation (d)
3.1           Amended and Restated Certificate of Incorporation (a)
3.2           Amended and Restated Bylaws (a)
4.            See Amended and Restated Certificate of Incorporation,
                 filed as Exhibit 3.1 (a)
10.1.1        Plan and Agreement of Recapitalization for the Company dated as of
                 December 15, 1992 (with certain exhibits) (a)
10.1.2        Termination Agreement and Waiver of Nominee Rights, effective
                 March 8, 1995, among the Company and certain stockholders (e)
10.1.3        Termination and Registration Rights Agreement between the Company and
                 Textron Inc. (b)
10.1.4        Notice and Waiver of Textron Inc. (b)
10.1.5        Notice and Waiver of Kansas Debt Fund, as nominee for Kansas Public
                 Employees Retirement System (b)
10.1.6        Notice and Waiver of State of Delaware Employees Retirement Fund (b)
10.2.1        Revolving Credit and Security Agreement dated as of December 18, 1992, as amended (a)
10.2.2        Amendment No. 4 to Revolving Credit and Security Agreement dated as of December 18, 1992 (a)
10.2.3        Amended and Restated Revolving Credit, Term Loan and Security
                 Agreement dated as of December 23, 1994 (c)
10.2.4        Consent and Amendment No. 2 to Amended and Restated Revolving
                 Credit, Term Loan and Security Agreement (d)
10.2.5        Amendment No. 3 to Amended and Restated Revolving
                 Credit, Term Loan and Security Agreement (g)
10.2.6        Amendment No. 4 to Amended and Restated Revolving Credit, Term
                 Loan and Security Agreement (i)
10.2.7        Amendment No. 5 to Amended and Restated Revolving Credit, Term
                 Loan and Security Agreement
10.3.1        Company's 1994 Stock Incentive Plan (a)T
10.3.2        Form of Stock Option Grant under Company's 1994 Stock Incentive Plan (e) T
10.4.1        Company's 1994 Non-Employee Director Stock Option Plan (a)T
10.4.2        Form of Stock Option Grant under Company's 1994 Non-Employee
                 Director Stock Option Plan (e) T
10.5          Employment Agreement between the Company and Joseph E. Clancy (f)T
10.6          Employment Agreement between the Company and Dan L. Griffith (f)T
10.7          Employment Agreement between Bridgeport Machines Limited and
                 Malcolm Taylor (h)T
10.8          Purchase and Sale Agreement dated as of May 7, 1986 between the
                 Company and Textron Inc. (a)
10.9          Settlement Agreement dated June 22, 1994 between the Company and
                 Textron Inc. (a)

Exhibit
Number
-------
10.10.1       Management Subscription Agreements dated June 30, 1986 (a)
10.10.2       Termination Agreement among the Company and Management Purchasers (b)
10.10.3       Notice and Waiver of Lehman Brothers Holdings, Inc. (b)
              Lease Agreement, dated June 2, 1995, between  Alu-Billets Produktions
              GmbH and Bridgeport Machines GmbH
10.11.1       a)  German version (binding agreement) (d)
10.11.2       b)  English translation (d)
11.           Statement of Calculation of Earnings Per Share (j)
21.           Subsidiaries of the Registrant
23.           Consent of Arthur Andersen LLP
27.           Financial Data Schedule

--------------------
(a) Incorporated by reference from the Company's Registration on Form S-1 (Registration No. 33-84820), as filed with the Commission on October 6, 1994.

(b) Incorporated by reference from Amendment No. 1 to the Company's Registration on Form S-1 (Registration No. 33-84820), as filed with the Commission on October 26, 1994.

(c) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1994.

(d) Incorporated by reference from the Company's Current Report on Form 8-K dated as of June 2, 1995.

(e) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended April 1, 1995.

(f) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.

(g) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1995.

(h) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended March 30, 1996.


(i) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1996.

(j) Not included because computation can be determined from material contained in the Consolidated Financial Statements included in this Annual Report on Form 10-K.

T A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BRIDGEPORT MACHINES, INC.
                                                (Registrant)


                                                By: /s/ Walter C. Lazarcheck
                                                    ------------------------
                                                    Walter C. Lazarcheck
                                                    Vice President & Chief
                                                    Financial Officer

                                                Date:  June 18, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as the dates indicated.

      Signature                                      Title                                         Date
      ---------                                      -----                                         ----
/s/ Joseph E. Clancy                       Chairman of the Board                               June 18, 1997
--------------------
Joseph E. Clancy


/s/ Dan L. Griffith                        President, Chief Executive Officer                  June 18, 1997
-------------------                        and Director
Dan L. Griffith                            (Principal Executive Officer)


/s/ Walter C. Lazarcheck                   Vice President & Chief Financial Officer            June 18, 1997
------------------------                   (Principal Financial and Accounting Officer)
Walter C. Lazarcheck


/s/ Robert J. Cresci                       Director                                            June 18, 1997
--------------------
Robert J. Cresci


/s/ Eliot M. Fried                         Director                                            June 18, 1997
------------------
Eliot M. Fried


/s/Bhikhaji M. Maneckji                    Director                                            June 18, 1997
-----------------------
Bhikhaji M. Maneckji


/s/ Brian Murphy                           Director                                            June 18, 1997
----------------
Brian Murphy

                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                         Pages
                                                                                                         -----


Bridgeport Machines, Inc. and Subsidiaries

       Report of Independent Public Accountants                                                           F-2

       Consolidated Balance Sheets as of March 29, 1997 and
       March 30, 1996                                                                                 F-3 to F-4

       Consolidated Statements of Operations for the three years
       ended March 29, 1997                                                                               F-5

       Consolidated Statements of Stockholders' Equity for the
       three years ended March 29, 1997                                                                   F-6

       Consolidated Statements of Cash Flows for the three years ended
       March 29, 1997                                                                                 F-7 to F-8

       Notes to Consolidated Financial Statements                                                     F-9 to F-23

       Schedules to Financial Statements are not required                                                 N/A

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Bridgeport Machines, Inc.:


We have audited the accompanying consolidated balance sheets of Bridgeport Machines, Inc. (a Delaware corporation) and subsidiaries as of March 29, 1997 and March 30, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended March 29, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridgeport Machines, Inc. and subsidiaries as of March 29, 1997 and March 30, 1996 and the results of their operations and their cash flows for the three years ended March 29, 1997 in conformity with generally accepted accounting principles.






                                                             ARTHUR ANDERSEN LLP

Stamford, Connecticut
May 9, 1997

                                BRIDGEPORT MACHINES, INC.
                               CONSOLIDATED BALANCE SHEETS
                         AS OF MARCH 29, 1997 AND MARCH 30, 1996


                                                              1997               1996
                                                         -------------      -------------
               ASSETS
               ------

CURRENT ASSETS:
  Cash .............................................     $   2,992,000      $   4,960,000
  Trade accounts receivable, less allowance
    of $1,440,000 in 1997 and $1,182,000
    in 1996 ........................................        38,691,000         41,321,000
  Inventories ......................................        63,068,000         56,364,000
  Deferred income taxes ............................         3,144,000          2,680,000
  Prepaid expenses and other current assets ........         1,944,000          1,275,000
                                                         -------------      -------------

          Total current assets .....................       109,839,000        106,600,000
                                                         -------------      -------------


PROPERTY, PLANT AND EQUIPMENT:
  Land .............................................           345,000            334,000
  Buildings, improvements and leasehold improvements         3,908,000          3,284,000
  Machinery and equipment ..........................        19,164,000         18,087,000
  Furniture and fixtures ...........................         4,732,000          4,174,000
                                                         -------------      -------------

                                                            28,149,000         25,879,000

           Less:  Accumulated depreciation .........        (7,848,000)        (4,903,000)
                                                         -------------      -------------

  Property, plant and equipment, net ...............        20,301,000         20,976,000
                                                         -------------      -------------

INVESTMENTS IN AND ADVANCES TO AFFILIATES ..........         1,008,000          1,088,000

OTHER ASSETS, net of accumulated amortization
  of $1,485,000 in 1997 and $1,353,000 in 1996 .....           563,000            492,000
                                                         -------------      -------------

           Total assets ............................     $ 131,711,000      $ 129,156,000
                                                         =============      =============


               The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                BRIDGEPORT MACHINES, INC.
                               CONSOLIDATED BALANCE SHEETS
                         AS OF MARCH 29, 1997 AND MARCH 30, 1996

                                       (Continued)


                                                              1997               1996
                                                         -------------      -------------
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
  Bank overdrafts ..................................     $   2,254,000      $   1,974,000
  Working capital revolver .........................        21,910,000         27,917,000
  Accounts payable .................................        16,568,000         20,707,000
  Accrued expenses .................................        13,055,000         11,618,000
  Income taxes payable .............................         3,794,000          3,548,000
  Current portion of long-term debt obligations ....         2,562,000          1,688,000
                                                         -------------      -------------

          Total current liabilities ................        60,143,000         67,452,000

LONG-TERM DEBT OBLIGATIONS .........................         5,862,000          4,475,000

OTHER LONG-TERM LIABILITIES ........................           120,000            120,000
                                                         -------------      -------------

          Total liabilities ........................        66,125,000         72,047,000
                                                         -------------      -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000 shares
    authorized, no shares issued ...................              --                 --
  Common stock, $.01 par value, 13,000,000 shares
    authorized, 5,679,361 shares issued and
    outstanding at March 29, 1997 and 5,676,697
    shares issued and outstanding at March 30, 1996             57,000             57,000
  Capital in excess of par value ...................        38,285,000         38,259,000
  Retained earnings  - subsequent to reclass-
    ification of $6,750,000 deficit as part of the
    quasi-reorganization as of January 3, 1993 .....        27,076,000         19,075,000
  Cumulative translation adjustment ................           168,000           (282,000)
                                                         -------------      -------------

          Total stockholders' equity ...............        65,586,000         57,109,000
                                                         -------------      -------------

          Total liabilities & stockholders' equity .     $ 131,711,000      $ 129,156,000
                                                         =============      =============

               The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                                      BRIDGEPORT MACHINES, INC.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                              FOR THE THREE YEARS ENDED MARCH 29, 1997


                                                                        Year Ended             Year Ended              Year Ended
                                                                      March 29, 1997         March 30, 1996           April 1,1995
                                                                      --------------         --------------           -------------
Net sales ..................................................          $ 227,549,000           $ 209,214,000           $ 148,783,000

Cost of sales ..............................................            176,484,000             160,282,000             109,823,000
                                                                      -------------           -------------           -------------

          Gross profit .....................................             51,065,000              48,932,000              38,960,000

Selling, general and administrative expenses ...............             35,661,000              32,519,000              26,360,000
                                                                      -------------           -------------           -------------

          Operating income .................................             15,404,000              16,413,000              12,600,000

Interest expense ...........................................             (2,858,000)             (2,546,000)             (1,622,000)

Other income (expenses), net ...............................                 90,000                 192,000                 340,000
                                                                      -------------           -------------           -------------

          Income before provision for
            income taxes ...................................             12,636,000              14,059,000              11,318,000

Provision for income taxes .................................              4,635,000               5,635,000               4,397,000
                                                                      -------------           -------------           -------------

          Net income .......................................          $   8,001,000           $   8,424,000           $   6,921,000
                                                                      =============           =============           =============

Primary earnings per share .................................          $        1.40           $        1.47           $        1.48
                                                                      =============           =============           =============

Weighted average number of shares
  outstanding ..............................................              5,721,000               5,747,000               4,680,043
                                                                      =============           =============           =============


               The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                                      BRIDGEPORT MACHINES, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              FOR THE THREE YEARS ENDED MARCH 29, 1997

                                                                   Capital           Cumulative                           Total
                                            Common Stock           in Excess          Retained       Translation      Stockholders'
                                        Shares        Par Value    of Par Value       Earnings        Adjustment          Equity
                                     ------------   ------------   ------------     ------------     ------------      ------------
BALANCE, April 2, 1994 ............     3,948,914   $     39,000   $ 22,251,000     $  3,730,000     $   (647,000)     $ 25,373,000

Translation adjustment for the year
ended April 1, 1995 ...............          --             --             --               --          2,042,000         2,042,000

Net income for the year ended
April 1, 1995 .....................          --             --             --          6,921,000             --           6,921,000

Provision in lieu of income taxes .          --             --        1,129,000             --               --           1,129,000

Issuance of shares awarded to
management in fiscal 1994 .........       210,469          3,000      1,849,000             --               --           1,852,000

Sale of common stock, net of
expenses of $2,108,000 ............     1,500,000         15,000     12,877,000             --               --          12,892,000
                                     ------------   ------------   ------------     ------------     ------------      ------------

BALANCE, April 1, 1995 ............     5,659,383         57,000     38,106,000       10,651,000        1,395,000        50,209,000
                                     ------------   ------------   ------------     ------------     ------------      ------------
Translation adjustment for the year
ended March 30, 1996 ..............          --             --             --               --         (1,677,000)       (1,677,000)

Net income for the year ended
March 30, 1996 ....................          --             --             --          8,424,000             --           8,424,000

Provision in lieu of income taxes .          --             --            4,000             --               --               4,000

Issuance of stock for exercises of
stock options .....................        17,314           --          149,000             --               --             149,000
                                     ------------   ------------   ------------     ------------     ------------      ------------
BALANCE, March 30, 1996 ...........     5,676,697         57,000     38,259,000       19,075,000         (282,000)       57,109,000
                                     ------------   ------------   ------------     ------------     ------------      ------------
Translation adjustment for the year
ended March 29, 1997 ..............          --             --             --               --            450,000           450,000

Net income for the year ended
March 29, 1997 ....................          --             --             --          8,001,000             --           8,001,000

Issuance of stock for exercises of
stock options .....................         2,664           --           26,000             --               --              26,000
                                     ------------   ------------   ------------     ------------     ------------      ------------
BALANCE, March 29, 1997 ...........     5,679,361   $     57,000   $ 38,285,000     $ 27,076,000     $    168,000      $ 65,586,000
                                     ============   ============   ============     ============     ============      ============

               The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                                      BRIDGEPORT MACHINES, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              FOR THE THREE YEARS ENDED MARCH 29, 1997

                                                                              Year Ended          Year Ended            Year Ended
                                                                            March 29, 1997       March 30, 1996       April 1, 1995
                                                                            --------------       --------------       -------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:

  Net Income ........................................................        $  8,001,000         $  8,424,000         $  6,921,000
                                                                             ------------         ------------         ------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation ..................................................           3,166,000            3,100,000            1,292,000
      Amortization ..................................................             128,000              260,000              387,000
      Provision in lieu of income taxes .............................                --                  4,000            1,129,000
      (Increase) decrease in deferred income taxes ..................            (464,000)          (1,126,000)             429,000
      Net gain on sale of property, plant and equipment .............             (48,000)             (52,000)             (63,000)
  Changes in operating assets and liabilities:
      Decrease (increase) in net trade accounts receivable...........           3,827,000          (14,356,000)          (6,951,000)
      Decrease (increase) in inventories ............................          (5,543,000)         (14,102,000)          (9,738,000)
      Decrease (increase) in prepaid expenses and other
         current assets .............................................            (633,000)            (131,000)             734,000
      Decrease (increase) in other assets ...........................              80,000             (494,000)            (940,000)
      Increase (decrease) in bank overdrafts ........................             279,000              505,000              450,000
      Increase (decrease) in accounts payable and
         accrued expenses ...........................................          (3,490,000)           9,514,000            6,691,000
      Increase (decrease) in other long-term liabilities.............                --                   --               (150,000)
                                                                             ------------         ------------         ------------

          Total adjustments .........................................          (2,698,000)         (16,878,000)          (6,730,000)
                                                                             ------------         ------------         ------------
          Cash flows provided by (used in) operating activities .....           5,303,000           (8,454,000)             191,000
                                                                             ------------         ------------         ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Capital expenditures ..............................................          (3,433,000)         (15,666,000)          (3,691,000)
  Proceeds from sale of property, plant and equipment ...............             146,000              130,000              150,000
                                                                             ------------         ------------         ------------
          Cash flows provided by (used in)
            investing activities ....................................          (3,287,000)         (15,536,000)          (3,541,000)
                                                                             ------------         ------------         ------------

               The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                                      BRIDGEPORT MACHINES, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              FOR THE THREE YEARS ENDED MARCH 29, 1997

                                                            (Continued)

                                                                              Year Ended          Year Ended            Year Ended
                                                                            March 29, 1997       March 30, 1996       April 1, 1995
                                                                            --------------       --------------       -------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Sale of common stock ..............................................              26,000              149,000           12,892,000
  Borrowings under working capital revolver .........................          11,402,000           30,111,000            7,444,000
  Repayments under working capital revolver .........................         (17,995,000)          (7,203,000)         (16,177,000)
  Borrowing of other debt ...........................................           5,000,000            3,610,000                 --
  Payments of other debt and capitalized lease
    obligations .....................................................          (2,281,000)            (999,000)          (1,282,000)
                                                                             ------------         ------------         ------------
          Cash flows provided by (used in) financing
             activities .............................................          (3,848,000)          25,668,000            2,877,000
                                                                             ------------         ------------         ------------


    Effect of exchange rate changes on cash .........................            (136,000)            (524,000)             222,000
                                                                             ------------         ------------         ------------

          Net change in cash ........................................          (1,968,000)           1,154,000             (251,000)
CASH, beginning of period ...........................................           4,960,000            3,806,000            4,057,000
                                                                             ------------         ------------         ------------
CASH, end of period .................................................        $  2,992,000         $  4,960,000         $  3,806,000
                                                                             ============         ============         ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid .....................................................        $  2,809,000         $  2,082,000         $  1,361,000
  Income taxes paid, net ............................................        $  4,960,000         $  4,265,000         $  1,528,000



               The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            BRIDGEPORT MACHINES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      Basis of Presentation:

         Bridgeport Machines, Inc. and subsidiaries (the "Company") is a manufacturer and distributor of metal cutting machine tools and accessories. The Company manufactures its products in the U.S. and Europe. Sales are principally in North America and Europe. A substantial portion of the end users of the Company's products are small and medium sized independent job shops who produce machined parts for customers in a wide variety of industries.

         In November 1994, the Company's registration statement related to 2,500,000 shares of its common stock was declared effective by the SEC. Of these shares, 1,500,000 were sold to the public by the Company and the remaining 1,000,000 shares were sold by existing stockholders. The net proceeds received by the Company from the sale of its common stock were approximately $12,900,000.

         In December 1992, the Company completed a financial restructuring and recapitalization. In conjunction with the Company's recapitalization and restructuring of its operations, the Company implemented a quasi-reorganization effective January 3, 1993.


(2)      Summary of Significant Accounting Policies:

             Principles of consolidation-

             The consolidated financial statements include all the accounts of Bridgeport Machines, Inc. and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Less than 20% owned investments are accounted for on the cost basis. Investments that the Company owns 20% to 50% of are accounted for on the equity basis.

             Fiscal year-

             The Company's fiscal year is the 52- or 53-week period ending the Saturday nearest to March 31. Fiscal 1997, 1996 and 1995 ended on March 29, March 30 and April 1, respectively.

             Use of estimates-

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

             Cash-

             Cash consists primarily of uncleared cash deposits. These balances are periodically invested in overnight cash equivalent investment alternatives.

             Accounts receivable-

             The Company's trade receivables are primarily due from domestic and international distributors and manufacturing companies in a wide variety of industries.

             Inventories-

             Inventories located in the United States are valued at the lower of cost under the last-in, first-out (LIFO) method or net realizable value. All other inventories are valued at the lower of cost under the first-in, first-out (FIFO) method or net realizable value.

             Property, plant and equipment-

             Land is stated at cost. As part of the quasi-reorganization implemented on January 3, 1993, the accumulated depreciation related to plant and equipment was netted against the related gross plant and equipment balances as of the date of the quasi-reorganization. Additions since the quasi-reorganization are stated at cost. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the various classes of depreciable assets or, in the case of leasehold improvements, over the terms of the lease, whichever is shorter. Estimated useful lives are as follows:

                    Buildings and improvements              8-32 years
                    Machinery and equipment                 3-12 years
                    Furniture and fixtures                  5-10 years

             Other assets-

             Other assets include deferred debt issuance costs that are being amortized over the period of the related debt agreements which are up to six years.

             Translation of foreign currencies-

             Adjustments resulting from the translation of financial statements of the Company's foreign subsidiaries are excluded from the determination of income and are accumulated in a separate component of stockholders' equity. Gains or losses on foreign currency transactions principally relate to the translation of intercompany receivables and payables and from forward foreign exchange contracts. These gains and losses are included in income on a current basis.

             Revenue recognition-

             Revenue is recognized by the Company when products are shipped.

             Research and development costs-

             Research and development costs are expensed as incurred. These costs have been incurred in connection with the design, development and enhancement of the Company's products and include costs to develop software. Research and development expense was $5,091,000, $4,634,000 and $3,268,000 for the years ended March 29, 1997, March 30, 1996 and April 1, 1995, respectively.

             Earnings per share-

             Primary earnings per share has been computed based on the weighted average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares outstanding include the common equivalent shares calculated for stock options under the treasury stock method.

             Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 55, common stock awarded to employees within one year of an initial public offering (see Note 14) have been included in the calculation of earnings per share as if they were outstanding for all periods presented.

             In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), was issued. FAS 128 establishes new standards for computing and presenting EPS. The Company is required to adopt the new standard in the third quarter of fiscal 1998. As required, the Company currently calculates EPS in accordance with APB Opinion No. 15. Had the Company calculated EPS in accordance with FAS 128 for the three fiscal years ended March 29, 1997, the amounts to be presented under the new standards would not be materially different than the amounts shown in the financial statements.

             Reclassifications-

             Certain reclassifications have been made to prior year balances to conform to current year presentation.


(3)      Inventories:

         Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost or market (net realizable value). Cost is determined using the last-in, first-out (LIFO) method for domestic inventories and the first-in, first-out (FIFO) method for foreign inventories.

         Inventories consisted of the following as of March 29, 1997 and March 30, 1996:

                                                1997             1996
                                            -----------       -----------
             Raw materials                  $21,419,000       $18,195,000
             Work-in-process                 21,412,000        23,293,000
             Finished goods                  20,237,000        14,876,000
                                            -----------       -----------

                                            $63,068,000       $56,364,000
                                            ===========       ===========

         Had the FIFO method been used for all inventories, inventory would have been approximately the same value as shown at March 29, 1997 and March 30, 1996. As of the date of the quasi-reorganization, a new LIFO basis of the inventory was established.

         Inventories valued under the LIFO method comprised approximately 54% and 63% of consolidated inventories before the LIFO adjustment at March 29, 1997 and March 30, 1996, respectively.


(4)      Investments in and Advances to Affiliates:

         In fiscal 1995, the Company made a $250,000 investment for 19.5% of the stock of an entity which designs, develops and markets customized computer aided manufacturing software. In addition, Bridgeport Machines paid $125,000 for a license to market certain products of this entity and has agreed to provide loans to this entity of up to $250,000. As of March 29, 1997, the Company has a loan receivable of $50,000 outstanding.

         In fiscal 1995, the Company entered into a joint venture agreement under which it owns 48% of a company in the Peoples Republic of China. The purpose of this joint venture is to manufacture machine tools in China. The Company contribution to the joint venture consisted of certain technology, equipment and training services. The net book value of the assets contributed to this joint venture is approximately $620,000.

         In fiscal 1994, the Company entered into a joint venture agreement under which it owns 25% of a company in Indonesia. The purpose of this joint venture is to manufacture machine tools for sale in southeast Asia. As its contribution to the joint venture, the Company is required to contribute certain technology and cash. The required investment, net of certain payments required to be made to Bridgeport Machines by the joint venture, is approximately $525,000. In fiscal 1997, the Company agreed to increase its ownership of the joint venture company to 40%. The increased ownership could result in an additional investment of $900,000 if all authorized capital of the joint venture company is called.

(5)      Accrued Expenses:

         Accrued expenses consisted of the following as of March 29, 1997 and March 30, 1996:


                                                    1997                 1996
                                                 -----------         -----------
Payroll and related accruals ...........         $ 3,655,000         $ 3,491,000
Accrued insurance ......................           2,546,000           2,266,000
Warranty reserves ......................           3,284,000           2,664,000
Other ..................................           3,570,000           3,197,000
                                                 -----------         -----------

                                                 $13,055,000         $11,618,000
                                                 ===========         ===========



(6)      Financial Instruments:

         From time to time, the Company enters into forward exchange contracts to provide economic hedges against foreign currency fluctuations on its intercompany payables and future inventory purchases. At March 29, 1997, the Company has no commitments under forward purchase contracts.

         Gains on foreign currency transactions, which are included in other expense, net in the consolidated statements of operations, were $61,000, $40,000 and $229,000 for the years ended March 29, 1997, March
         30, 1996 and April 1, 1995, respectively.


(7)      Revolver:

         In March 1997, the Company amended its existing revolving credit and term loan facility. The amended facility provides for maximum borrowings of $24.5 million by the domestic entity of the Company and $19.5 million by the U.K. subsidiary of the Company. Loan availability under the facility is limited to the sum of (a) 80% of eligible accounts receivable plus (b) 40% of eligible inventory (limited to $13.5 million for domestic inventory and $10.0 million for foreign inventory) minus (x) the aggregate amount of outstanding letters of credit and (y) any reserves deemed reasonable by the lenders.

         At March 29, 1997 and March 30, 1996, the amounts outstanding were as follows:

                                                   Borrowings Outstanding

                                                 1997                 1996
                                             -----------          -----------
U.S. Revolver prime based borrowings:
  (8.75% at March 29, 1997 and 8.50% at
  March 30, 1996)                             $2,089,000          $ 6,899,000

U.S. Revolver LIBOR based borrowings:
  (7.5938%)                                    6,500,000                    -
  (7.6523%)                                            -            6,000,000
  (8.5000%)                                            -            5,000,000

U.K. Revolver LIBOR based borrowings:
  (8.1875%)                                    7,453,000                    -
  (8.2500%)                                    5,868,000                    -
  (8.4375%)                                            -            5,466,000
  (8.5000%)                                            -            4,552,000
                                             -----------          -----------

                                             $21,910,000          $27,917,000
                                             ===========          ===========

         Under the facility, the Company has the option of electing either the prime rate plus 0.25%, the Eurodollar rate plus 2.0% or the Sterling rate plus 2.0% when it makes a borrowing. For all prime rate based borrowings, the interest rate will be adjusted automatically each time there is a change in the prime rate. The LIBOR (Eurodollar or Sterling rate) based borrowings' interest rates are fixed for periods of one, two or three months at the Company's option. At the end of the period, the Company can change to a different available interest method.

         The Company is required to pay an unused line fee of 0.375% per annum on the average unused facility balance.

         The facility requires the Company to, among other things, maintain minimum levels of net assets, working capital, current ratio and interest coverage ability. In addition, the facility limits the amount of capital expenditures the Company can make on an annual basis and prohibits the payment of cash dividends. Borrowings under the facility are collateralized by the Company's receivables, equipment, inventory, real property and other assets. The facility expires in December 1999.

(8)      Debt Obligations:

         Debt obligations consisted of the following as of March 29, 1997 and March 30, 1996:

                                                  1997                  1996
                                               -----------          -----------
Variable rate term loan ..............         $ 4,606,000          $ 6,142,000
Fixed rate term loan .................           3,809,000                 --
Other ................................               9,000               21,000
                                               -----------          -----------

                                                 8,424,000            6,163,000


Less:  current .......................          (2,562,000)          (1,688,000)
                                               -----------          -----------

Long-term portion ....................         $ 5,862,000          $ 4,475,000
                                               ===========          ===========


         The variable rate term loan borrowings are repayable monthly through December 1999 with total installment payments amounting to approximately $140,000 per month. The Company has two interest rate options for the variable rate term loans: prime rate plus 0.50% and Eurodollar rate plus 2.50%. As of March 29, 1997, the term loans bear interest at 7.7% through March 31, 1997, at which time a new interest option election will be made.

         In August 1996, the Company borrowed the fixed rate term loan. This term loan bears interest at 7.345% and is repayable in 39 monthly installments of approximately $73,000 which began in September 1996 and a final payment in December 1999 of the remaining unpaid balance.


(9)      Acquisition of Assets:

         In June 1995, the Company acquired, through a newly formed subsidiary, for (pound)6,000,000 (approximately $9,600,000) certain assets of a bankrupt German machine tool manufacturer. The assets acquired consist of machinery and equipment that have been used by the Company to establish operations in the Republic of Germany.

         In addition, the subsidiary entered into a lease for manufacturing and office space in Germany. The lease requires minimum annual rental payments of approximately $525,000. The lease is for a minimum term of seven years and can be extended at the Company's option up to twenty years.

(10)     Segment and Customer Information:

                              Year Ended         Year Ended        Year Ended
                            March 29, 1997     March 30, 1996     April 1, 1995
                            --------------     --------------     -------------
Net Sales:
  Domestic ............     $ 121,766,000      $ 121,802,000      $  99,751,000
  Foreign .............        99,669,000         80,281,000         46,565,000
  Export ..............         6,114,000          7,131,000          2,467,000
                            -------------      -------------      -------------

       Total ..........     $ 227,549,000      $ 209,214,000      $ 148,783,000
                            =============      =============      =============

Operating Income:
  Domestic and Export .     $   4,194,000      $   7,272,000      $   8,042,000
  Foreign .............        11,032,000         10,230,000          4,665,000
  Eliminations ........           178,000         (1,089,000)          (107,000)
                            -------------      -------------      -------------
              Total ...     $  15,404,000      $  16,413,000      $  12,600,000
                            =============      =============      =============

Identifiable Assets:
   Domestic and Export      $  85,393,000      $  90,336,000      $  67,103,000
   Foreign ............        66,740,000         64,019,000         37,626,000
   Eliminations .......       (20,422,000)       (25,199,000)       (16,335,000)
                            -------------      -------------      -------------

              Total ...     $ 131,711,000      $ 129,156,000      $  88,394,000
                            =============      =============      =============

Net Assets:
    Domestic and Export     $  54,477,000      $  47,771,000      $  44,173,000
    Foreign ...........        23,260,000         20,861,000         12,209,000
    Eliminations ......       (12,151,000)       (11,523,000)        (6,173,000)
                            -------------      -------------      -------------

       Total ..........     $  65,586,000      $  57,109,000      $  50,209,000
                            =============      =============      =============

         The breakout of domestic and export assets is not available since these operations use common resources and, as a result, the breakout of operating income between domestic and export is not available. Foreign sales represent principally Europe. Foreign identifiable assets and net assets represent the Company's European operations. No individual customer accounted for 10% or more of net sales for any of the periods presented.

(11)     Income Taxes:

         As of January 3, 1993 (the date of the quasi-reorganization), net deductible temporary differences of approximately $9,000,000 generated prior to the quasi-reorganization existed to offset future taxable income. As a result of the quasi-reorganization, the tax benefits of any net deductible temporary differences which existed as of the date of the quasi-reorganization resulted in a charge to the tax provision (provision in lieu of income taxes) and an increase to capital in excess of par when realized. For the years ended March 30, 1996 and April 1, 1995, a provision in lieu of income taxes of $4,000 and $1,129,000, respectively, was recognized with a corresponding increase to capital in excess of par value.

         The provision for income taxes on earnings consisted of the following:

                                        Year Ended      Year Ended       Year Ended
                                      March 29, 1997  March 30, 1996    April 1, 1995
                                      --------------  --------------    -------------
Current:
  Federal ........................     $ 1,655,000      $ 2,629,000      $ 1,655,000
  Foreign ........................       3,052,000        3,458,000          781,000
  State and local ................         392,000          670,000          403,000
                                       -----------      -----------      -----------

                                         5,099,000        6,757,000        2,839,000
                                       -----------      -----------      -----------

Deferred:
  Federal ........................        (287,000)        (895,000)         513,000
  Foreign ........................         (89,000)         (22,000)        (140,000)
  State and local ................         (88,000)        (209,000)          56,000
                                       -----------      -----------      -----------


                                          (464,000)      (1,126,000)         429,000
                                       -----------      -----------      -----------

Provision in lieu of income taxes:
  Federal ........................            --              4,000          108,000
  Foreign ........................            --               --            812,000
  State and local ................            --               --            209,000
                                       -----------      -----------      -----------

                                              --              4,000        1,129,000
                                       -----------      -----------      -----------

                                       $ 4,635,000      $ 5,635,000      $ 4,397,000
                                       ===========      ===========      ===========

         The tax provisions differ from amounts computed by applying the U.S. statutory federal income tax rate due to the following:

                                  Year Ended       Year Ended       Year Ended
                                March 29, 1997   March 30, 1996    April 1, 1995
                                --------------   --------------    -------------
Federal income
  tax expense  at
  statutory rates .........      $ 4,423,000       $ 4,921,000      $ 3,961,000
State taxes ...............          198,000           305,000          434,000
Foreign provision
  on income of
  foreign subsidiaries
  different than
  statutory rate ..........         (321,000)          347,000           23,000
Other .....................          335,000            62,000          (21,000)
                                 -----------       -----------      -----------

                                 $ 4,635,000       $ 5,635,000      $ 4,397,000
                                 ===========       ===========      ===========


         Pretax foreign income was $9,384,000, $8,826,000 and $4,085,000 for the years ended March 29, 1997, March 30, 1996 and April 1, 1995, respectively.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. The items which comprise net deferred income taxes are as follows:

                                              March 29, 1997       March 30, 1996
                                              --------------       --------------
Inventory basis differences ............        $    53,000         $   406,000
Depreciation and amortization ..........           (476,000)           (397,000)
Liabilities and reserves not
  currently tax deductible .............          3,846,000           3,062,000
Other ..................................           (218,000)           (130,000)
Valuation reserves .....................            (61,000)           (261,000)
                                                -----------         -----------

                                                $ 3,144,000         $ 2,680,000
                                                ===========         ===========


(12)     Commitments and Contingencies:

         Minimum future operating lease obligations at March 29, 1997, by year and in the aggregate, are as follows:

                        1998                         $1,552,000
                        1999                          1,294,000
                        2000                          1,081,000
                        2001                            737,000
                        2002                            668,000
                        Thereafter                      469,000
                                                     ----------
                                                     $5,801,000
                                                     ==========


         Operating leases relate principally to manufacturing, office and warehouse facilities with non-cancellable portion expiring on various dates through the year 2004. Operating lease expense for the years March 29, 1997, March 30, 1996 and April 1, 1995 approximated $1,743,000, $1,455,000 and $725,000, respectively.

         In January 1996, an action was filed against the Company alleging patent infringement. Legal counsel representing the Company in this matter has advised the Company that they do not believe the Company infringes the patent. Management intends to defend this action and believes the amount of ultimate liability, if any, with respect to this action will not materially affect the financial results of operations or financial position of the Company.

         The Company has been named a Potentially Responsible Party related to contamination which occurred at six offsite disposal sites. The Company believes that the actions relating to these contaminations occurred prior to current ownership of the Company and as part of the purchase agreement, the Company's prior owner, Textron Inc., has retained these liabilities and has indemnified the Company for these liabilities. In addition, there exists certain environmental cleanup that must be performed related to a site owned by the Company. The Company believes that the cost of this cleanup to the Company will not be significant and has accrued the estimated cost of this cleanup.

         In addition to the matters discussed above, the Company is subject to various other legal proceedings, claims and liabilities which have arisen in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial results of operations or financial position of the Company.

         The Company has employment agreements with three employees under which the Company is required to pay total salaries for these employees of approximately $650,000 annually. The term of each agreement continues until the earlier of the employee's retirement, death, disability or voluntary termination.

         The Company has outstanding letters of credit at March 29, 1997 of approximately $1,600,000 related to insurance programs.

(13)     Employee Benefit Plans:

         The Company has an employee profit sharing plan which covers substantially all U.S. employees and allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Company contributions are made at the discretion of the Board of Directors. For the years ended March 29, 1997, March 30, 1996 and April 1, 1995, the Company recorded expense of approximately $754,000, $879,000 and $636,000, respectively.

         The Company's U.K. subsidiary maintains the Bridgeport Machines Limited Pension Scheme ("Bridgeport Plan"). The Bridgeport Plan covers substantially all full-time U.K. employees. The benefits paid are based on an average final compensation formula. The Company generally funds the minimum amount as established by its consulting actuary. Employees generally contribute between 4-6% of their earnings.

         The pension cost for each of the last three fiscal years for the Bridgeport Plan is comprised of the following:

                                      1997            1996              1995
                                  -----------      -----------      -----------
Service cost (net of
  employee contributions) ...     $   312,000      $    60,000      $   187,000
Interest cost ...............       1,555,000        1,377,000        1,259,000
Actual return on plan assets       (1,340,000)      (3,529,000)        (324,000)
Net amortization and deferral        (629,000)       2,225,000         (526,000)
Other .......................          75,000             --               --
                                  -----------      -----------      -----------

                                  $   (27,000)     $   133,000      $   596,000
                                  ===========      ===========      ===========

         Based on the latest actuarial information available, the following table shows the funded status of the Bridgeport Plan and amounts recognized in the balance sheet as of March 29, 1997 and March 30, 1996.

                                                                    1997              1996
                                                                ------------      ------------
Actuarial present value of accumulated benefit obligations:
     Vested ...............................................     $ 20,748,000      $ 15,757,000
     Nonvested ............................................          305,000           166,000
                                                                ------------      ------------

                                                                $ 21,053,000      $ 15,923,000
                                                                ============      ============

Actuarial present value of projected
   benefit obligation .....................................     $ 21,710,000      $ 16,202,000
Plan assets (primarily equity
   securities and fixed interest
   deposits) ..............................................       20,787,000        17,732,000
                                                                ------------      ------------

Plan assets in excess of (less than) benefit
   obligation .............................................         (923,000)        1,530,000
Unrecognized net (gains) losses ...........................          733,000        (2,188,000)
Other .....................................................          (75,000)            6,000
                                                                ------------      ------------

Pension liability .........................................     $   (265,000)     $   (652,000)
                                                                ============      ============


         Following are the significant assumptions used by the plan's actuary:


                                                         1997          1996
                                                         ----          ----
         Discount rate                                   8.25%         9.00%
         Rate of increase in compensation levels         5.50%         5.50%
         Long-term rate of return on assets              9.00%         9.00%


(14)     Stock Option Plan and Stock Awards:

         The Company maintains the 1994 Stock Option Plan, as amended, pursuant to which the Company can issue stock options, stock appreciation rights, stock bonuses, restricted stock awards, performance units and phantom stock. The Company reserved 409,750 shares of common stock for issuance under this plan, of which 211,630 are available for future issuance. Each option granted vests and becomes exercisable over a period of three years at a rate of one third annually and expires five years from the date of grant.

         In addition, the Company maintains the 1994 Non-Employee Director Stock Option Plan under which 60,000 shares of common stock were reserved for issuance; 18,000 shares are available for future issuance under this plan. This plan has a term of ten years and annually each non-employee director will be automatically granted an option to purchase 2,000 shares of common stock. Each option granted under this plan vests and becomes exercisable over a period of three years at a rate of one third annually and expires five years from the date of grant. The exercise prices of all future options granted will be the fair market value of the common stock on the day prior to the date the option is granted.

         The following table summarizes the activity under the plans:

                                                                   Weighted Average
                                                      Options       Exercise Price
                                                      -------      ----------------
April 2, 1994 ...........................               7,810         $    6.33
    Options issued ......................             216,500             10.22
    Options cancelled ...................              (7,500)            10.00
                                                      -------         ---------
April 1, 1995 ...........................             216,810             10.09
    Options issued ......................              28,500             16.18
    Options exercised ...................             (17,314)             8.65
    Options cancelled ...................             (12,210)             9.77
                                                      -------         ---------
March 30, 1996 ..........................             215,786             11.03
    Options issued ......................              40,500             12.12
    Options exercised ...................              (2,664)            10.00
    Options cancelled ...................             (13,502)            13.31
                                                      -------         ---------

March 29, 1997 ..........................             240,120         $   11.09
                                                      =======         =========


         The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for stock options granted. The Company adopted the disclosure only alternative of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), in fiscal 1997. Under FAS 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards, using a fair value methodology.

         The Company used the Black-Scholes model to value the stock options granted in fiscal 1997 and 1996. This model may not be indicative of the actual fair value of such options were a ready market available. The weighted average assumptions used to estimate the value of the options and the weighted average estimated fair value of an option granted, are as follows:

                                                      1997             1996
                                                      ----             ----

                Term (years)                           5               5
                Volatility                            56%             34%
                Risk-free interest rate                6.75%           6.75%
                Dividend yield                         0               0
                Weighted average fair value           $7.73           $6.73

         The effect of the compensation expense for proforma net income and net income per share was immaterial. Proforma computations for purposes of FAS 123 only consider the portion of the estimated fair value of awards earned in fiscal 1997 and 1996. Additional awards in future years would effect the computations for future years.


(15)     Quarterly Financial Data (Unaudited)

                                      (In thousands, except per share amounts)

                                     1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
                                     -------     -------     -------     -------
Fiscal 1997
Net sales ......................     $62,214     $51,478     $59,779     $54,078
Operating income ...............       4,991       3,246       3,770       3,397
Net income .....................       2,725       1,609       1,938       1,729
Primary earnings per share .....     $  0.47     $  0.28     $  0.34     $  0.30


Fiscal 1996
Net sales ......................     $47,273     $47,305     $56,751     $57,885
Operating income ...............       3,758       3,710       5,606       3,339
Net income .....................       1,950       1,764       2,990       1,720
Primary earnings per share .....     $  0.34     $  0.31     $  0.52     $  0.30

Earnings per share for the four quarters may not add to the annual amount due to rounding.

                                INDEX TO EXHIBITS


                                    EXHIBITS


Exhibit
Number                                Description
------                                -----------
              Asset Purchase Agreement, dated June 2, 1995, between Schultz &
                Braun GmbH, W. P. Werner Schneider and Bridgeport Machines GmbH
2.1.1           a)  German version (binding agreement) (d)
2.1.2           b)  English translation (d)
3.1           Amended and Restated Certificate of Incorporation (a)
3.2           Amended and Restated Bylaws (a)
4.            See Amended and Restated Certificate of Incorporation,
                 filed as Exhibit 3.1 (a)
10.1.1        Plan and Agreement of Recapitalization for the Company dated as of
                 December 15, 1992 (with certain exhibits) (a)
10.1.2        Termination Agreement and Waiver of Nominee Rights, effective
                 March 8, 1995, among the Company and certain stockholders (e)
10.1.3        Termination and Registration Rights Agreement between the Company and Textron Inc. (b)
10.1.4        Notice and Waiver of Textron Inc. (b)
10.1.5        Notice and Waiver of Kansas Debt Fund, as nominee for Kansas Public
                 Employees Retirement System (b)
10.1.6        Notice and Waiver of State of Delaware Employees Retirement Fund (b)
10.2.1        Revolving Credit and Security Agreement dated as of December 18, 1992, as amended (a)
10.2.2        Amendment No. 4 to Revolving Credit and Security Agreement dated as of December 18, 1992 (a)
10.2.3        Amended and Restated Revolving Credit, Term Loan and Security
                 Agreement dated as of December 23, 1994 (c)
10.2.4        Consent and Amendment No. 2 to Amended and Restated Revolving
                 Credit, Term Loan and Security Agreement (d)
10.2.5        Amendment No. 3 to Amended and Restated Revolving
                 Credit, Term Loan and Security Agreement (g)
10.2.6        Amendment No. 4 to Amended and Restated Revolving Credit, Term
                 Loan and Security Agreement (i)
10.2.7        Amendment No. 5 to Amended and Restated Revolving Credit, Term
                 Loan and Security Agreement
10.3.1        Company's 1994 Stock Incentive Plan (a)T
10.3.2        Form of Stock Option Grant under Company's 1994 Stock Incentive Plan (e) T
10.4.1        Company's 1994 Non-Employee Director Stock Option Plan (a)T
10.4.2        Form of Stock Option Grant under Company's 1994 Non-Employee
                 Director Stock Option Plan (e) T
10.5          Employment Agreement between the Company and Joseph E. Clancy (f)T
10.6          Employment Agreement between the Company and Dan L. Griffith (f)T

Exhibit
Number                                Description
------                                -----------
10.7          Employment Agreement between Bridgeport Machines Limited and
                 Malcolm Taylor (h)T
10.8          Purchase and Sale Agreement dated as of May 7, 1986 between the
                 Company and Textron Inc. (a)
10.9          Settlement Agreement dated June 22, 1994 between the Company and
                 Textron Inc. (a)
10.10.1       Management Subscription Agreements dated June 30, 1986 (a)
10.10.2       Termination Agreement among the Company and Management Purchasers (b)
10.10.3       Notice and Waiver of Lehman Brothers Holdings, Inc. (b)
              Lease Agreement, dated June 2, 1995, between  Alu-Billets Produktions
                 GmbH and Bridgeport Machines GmbH
10.11.1       a)  German version (binding agreement) (d)
10.11.2       b)  English translation (d)
11.           Statement of Calculation of Earnings Per Share (j)
21.           Subsidiaries of the Registrant
23.           Consent of Arthur Andersen LLP
27.           Financial Data Schedule

--------------------
(a) Incorporated by reference from the Company's Registration on Form S-1 (Registration No. 33-84820), as filed with the Commission on October 6, 1994.

(b) Incorporated by reference from Amendment No. 1 to the Company's Registration on Form S-1 (Registration No. 33-84820), as filed with the Commission on October 26, 1994.

(c) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1994.

(d) Incorporated by reference from the Company's Current Report on Form 8-K dated as of June 2, 1995.

(e) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended April 1, 1995.

(f) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.

(g) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1995.

(h) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended March 30, 1996.

(i) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1996.

(j) Not included because computation can be determined from material contained in the Consolidated Financial Statements included in this Annual Report on Form 10-K.

T A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report.