Form 10-Q
period 1997-06-28
BRIDGEPORT MACHINES INC
filed 1997-08-11
CIK 931125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                   -----------

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the Quarterly Period Ended June 28, 1997

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

                              Yes [ X ]      No [   ]


The number of shares of Issuer's Common Stock, $.0l par value, outstanding on June 28, l997 was 5,679,361 shares.

                            BRIDGEPORT MACHINES, INC.
                                AND SUBSIDIARIES




                                      INDEX


Part I - FINANCIAL INFORMATION

Item l.             FINANCIAL STATEMENTS

                    Consolidated Balance Sheets as of
                    June 28, 1997 and March 29, 1997

                    Consolidated Statements of Income for
                    the three month periods ended June 28,
                    1997 and June 29, 1996

                    Consolidated Statements of Stockholders'
                    Equity for the three month periods ended
                    June 28, 1997 and June 29, 1996

                    Consolidated Statements of Cash Flows
                    for the three month periods ended
                    June 28, 1997 and June 29, 1996

                    Notes to Consolidated Financial Statements

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS.


Part II - OTHER INFORMATION

Item l-4.           OTHER INFORMATION

Item 5.             OTHER INFORMATION

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K

Signatures

                            BRIDGEPORT MACHINES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)


                                                        June 28,       March 29,
                                                          l997           l997
                                                      ---------       ---------
          ASSETS
CURRENT ASSETS:
        Cash ...................................      $   2,439       $   2,992
        Trade accounts receivable,
          less allowance of $1,463
          and $1,440, respectively .............         39,597          38,691
        Inventories ............................         60,948          63,068
        Deferred income taxes ..................          3,144           3,144
        Prepaid expenses and other current
          assets ...............................          1,493           1,944
                                                      ---------       ---------

            Total current assets ...............        107,621         109,839

PROPERTY, PLANT AND EQUIPMENT
        Land ...................................            348             345
        Buildings, improvements and
          leasehold improvements ...............          3,937           3,908
        Machinery and equipment ................         19,382          19,164
        Furniture and fixtures .................          5,168           4,732
                                                      ---------       ---------
                                                         28,835          28,149


Less:  Accumulated depreciation ................         (8,586)         (7,848)
                                                      ---------       ---------

        Property, plant and equipment,
          net ..................................         20,249          20,301
                                                      ---------       ---------

INVESTMENTS IN AND ADVANCES TO AFFILIATES ......            645           1,008

OTHER ASSETS, net of accumulated
  amortization of $1,511
  and $1,485 respectively ......................            462             563
                                                      ---------       ---------

             Total assets ......................      $ 128,977       $ 131,711
                                                      =========       =========


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            BRIDGEPORT MACHINES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                          June 28,      March 29,
                                                            l997          l997
                                                         --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Bank overdrafts ..........................       $  1,763       $  2,254
        Working capital revolver .................         19,427         21,910
        Accounts payable .........................         13,585         16,568
        Accrued expenses .........................         15,086         13,055
        Income taxes payable .....................          4,073          3,794
        Current portion of long-term debt
          obligations ............................          2,528          2,562
                                                         --------       --------

             Total current liabilities ...........         56,462         60,143

LONG-TERM DEBT OBLIGATIONS .......................          5,128          5,862
OTHER LONG-TERM LIABILITIES ......................            120            120
                                                         --------       --------

             Total liabilities ...................         61,710         66,125

STOCKHOLDERS' EQUITY
        Preferred stock, $.0l par value,
          2,000,000 shares authorized,
          no shares issued .......................           --             --
        Common stock, $.0l par value,
          13,000,000 shares authorized;
          5,679,361 shares issued and
          outstanding at June 28, 1997
          and 5,679,361 shares issued and
          outstanding at March 29, 1997 ..........             57             57
        Capital in excess of par value ...........         38,285         38,285
        Retained earnings--subsequent to
          reclassification of $6,750
          deficit as part of the quasi-
          reorganization as of January 3, 1993 ...         28,577         27,076
        Cumulative translation adjustment ........            348            168
                                                         --------       --------

             Total stockholders' equity ..........         67,267         65,586
                                                         --------       --------
             Total liabilities and stock-
             holders' equity .....................       $128,977       $131,711
                                                         ========       ========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            BRIDGEPORT MACHINES, INC.

                          CONSOLIDATED STATEMENTS OF INCOME
               THREE MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996
                    (In Thousands, Except Per Share Amounts)




                                                     June 28,           June 29,
                                                      1997               1996
                                                    --------           --------
Net sales ................................          $ 54,546           $ 62,214
Cost of sales ............................            41,934             48,267
                                                    --------           --------

  Gross profit ...........................            12,612             13,947
Selling, general and
  administrative expenses ................             9,279              8,956
                                                    --------           --------

    Operating income .....................             3,333              4,991
Interest expense .........................              (644)              (703)
    Other income
      (expense), net .....................              (130)               152
                                                    --------           --------
    Income before provision
      for income taxes ...................             2,559              4,440
Provision for
  income taxes ...........................             1,058              1,715
                                                    --------           --------
    Net income ...........................          $  1,501           $  2,725
                                                    ========           ========
Primary earnings
  per share ..............................          $    .26           $    .47
                                                    ========           ========
Weighted average number
  of shares outstanding ..................             5,683              5,747





The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                BRIDGEPORT MACHINES, INC.

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE THREE MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996
                                      (In Thousands)



                                                   CAPITAL IN                 CUMULATIVE
                                       COMMON      EXCESS OF     RETAINED    TRANSLATION
                                       STOCK       PAR VALUE     EARNINGS     ADJUSTMENT
                                      -------       -------       -------       -------
BALANCE, March 30, 1996 .......       $    57       $38,259       $19,075       $  (282)
Net income for the three
  months ended June 29, l996 ..          --            --           2,725
Translation adjustment
  for the three months
  ended June 29, 1996 .........          --            --            --            (144)
Exercise of stock options
  for common stock ............          --              20          --            --
                                      -------       -------       -------       -------

BALANCE, June 29, 1996 ........       $    57       $38,279       $21,800       $  (426)
                                      =======       =======       =======       =======


BALANCE, March 29, 1997 .......       $    57       $38,285       $27,076       $   168
Net income for the three
  months ended June 28, 1997 ..          --            --           1,501          --
Translation adjustment
  for the three months
  ended June 28, 1997 .........          --            --            --             180
                                      -------       -------       -------       -------

BALANCE, June 28, 1997 ........       $    57       $38,285       $28,577       $   348
                                      =======       =======       =======       =======

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                BRIDGEPORT MACHINES, INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996
                                      (In Thousands)


                                                         June 28,       June 29,
                                                           1997           1996
                                                         -------        -------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
  Net income .....................................       $ 1,501        $ 2,725
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
         Depreciation and amortization ...........           790            861
         Net (gain) on sale of property,
            plant and equipment ..................            (3)          --
Changes in operating assets and
    liabilities:
    (Increase) in net trade
      accounts receivable ........................          (578)        (4,704)
    (Increase) decrease in inventories ...........         2,548         (2,371)
    Decrease in prepaid expenses
      and other current assets ...................           465           --
    (Increase) decrease in other assets ..........           410            (19)
    (Decrease) in bank overdrafts ................          (491)          (331)
    Increase (decrease) in accounts payable
      and accrued expenses .......................          (888)         4,258
                                                         -------        -------

      Total adjustments ..........................         2,253         (2,306)
                                                         -------        -------

    Cash flows provided by (used in)
      operating activities .......................         3,754            419
                                                         -------        -------

CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES:
  Capital expenditures ...........................          (896)          (539)
  Proceeds from sale of property,
    plant and equipment ..........................             3           --
                                                         -------        -------
    Cash flows provided by (used in)
      investing activities .......................          (893)          (539)
                                                         -------        -------

                                BRIDGEPORT MACHINES, INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996
                                      (In Thousands)


                                                        June 28,        June 29,
                                                          1997            l996
                                                        -------         -------
CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES:

  Sale of common stock .........................           --                20
  Borrowings (payments) under working
    capital revolver, net ......................         (2,739)          2,442
  Payments of other debt and
    capitalized lease obligations ..............           (671)           (293)
                                                        -------         -------

    Cash flows provided by (used in)
      financing activities .....................         (3,410)          2,169
                                                        -------         -------
  Effect of exchange rate changes
    on cash ....................................             (4)           (125)
                                                        -------         -------

    Net change in cash .........................           (553)          1,924
  CASH, begining of period .....................          2,992           4,960
                                                        -------         -------

  CASH, end of period ..........................        $ 2,439         $ 6,884
                                                        =======         =======


  SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid ................................        $   673         $   718
  Income taxes paid, net .......................            151             304





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

         The consolidated balance sheet as of June 28, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the three months ended June 28, 1997 and June 29, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of or for the periods ended June 28, 1997 and June 29, 1996 have been made. The accounting principles followed during interim periods are generally consistent with those applied for annual periods and are described in the Company's financial statements included in its Form 10-K filed with the Securities and Exchange Commission (the "SEC").


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

         In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), was issued. FAS 128 establishes new standards for computing and presenting EPS. The Company is required to adopt the new standard in the third quarter of fiscal 1998. As required, the Company currently calculates EPS in accordance with APB

                            BRIDGEPORT MACHINES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       EARNINGS PER SHARE (continued)

         Opinion No. 15. Had the Company calculated EPS in accordance with FAS 128 for the three month periods ended June 28, 1997 and June 29, 1996, the amounts to be presented under the new standards would not be materially different than the amounts shown in the financial statements.

                   BRIDGEPORT MACHINES, INC. AND SUBSIDIARIES


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated financial statements:

                                                       THREE MONTHS ENDED
                                                  June 28, 1997    June 29, 1996
                                                  -------------    -------------

Net sales ..................................          100.0%           100.0%
Gross profit ...............................           23.1%            22.4%
Selling, general and adminis-
  trative expenses .........................           17.0%            14.4%
Operating income ...........................            6.1%             8.0%
Interest expense ...........................           (1.2%)           (1.1%)
Other income (expense) .....................           (0.2%)            0.2%
Income tax expense .........................            1.9%             2.8%
Net income .................................            2.8%             4.4%


COMPARISON OF THE THREE MONTHS ENDED JUNE 28, 1997 ("FIRST QUARTER OF FISCAL 1998") TO THE THREE MONTHS ENDED JUNE 29, 1996 ("FIRST QUARTER OF FISCAL 1997")

         Net sales were $54.5 million in the first quarter of fiscal l998, a decrease of $7.7 million, or 12.3%, as compared to the first quarter of fiscal l997. The decrease in sales is a result of weak market conditions in continental Europe and higher selling prices in continental Europe of the Company's United Kingdom manufactured products due to the increased value of the British pound versus other European currencies.

         Backlog at June 28, 1997 was approximately $24.3 million compared with $35.5 million at March 29, 1997. The Company's backlog balances fluctuate as a result of many factors including length of time to deliver products, new product introductions and market conditions.

         Gross profit was $12.6 million in the first quarter of fiscal l998, a decrease of $1.3 million, or 9.6%, as compared to the first quarter of fiscal l997. Gross profit as a percent of sales was 23.1% as compared to 22.4% in the first quarter of fiscal 1997. The increase in gross profit as a percentage of net sales resulted from the shift in sales mix to higher margin milling machines and a change in the distribution of sales to direct-to-end customer from distributors, offset somewhat by lower volumes and price discounting in the Company's European operations.

        Selling, general and administrative expenses were $9.3 million in the first quarter of fiscal l998, an increase of $0.3 million, or 3.6%, as compared to the first quarter of fiscal l997. The increase in dollar amount consisted primarily of increases in salaries of $0.1 million and professional fees of $0.2 million. As a percentage of net sales, selling, general and administrative expenses were 17.0% in the first quarter of fiscal l998, as compared to 14.4% for the first quarter of fiscal l997.

         Operating income was $3.3 million in the first quarter of fiscal l998, a decrease of $1.7 million, or 33.2%, as compared to the first quarter of fiscal l997. The decreased operating income was primarily a result of lower gross profit due to decreased sales. As a percentage of net sales, operating income was 6.1% in the first quarter of fiscal l998 as compared to 8.0% in the first quarter of fiscal l997.

         Interest expense was $0.6 million in the first quarter of fiscal l998 and $0.7 million in the first quarter of fiscal l997.

         Provision for income taxes was $1.1 million in the first quarter of fiscal l998, a decrease of $0.7 million or 38.3%. The effective tax rate was 41.3% in the first quarter of fiscal l998 as compared to 38.6% for the first quarter of fiscal l997. The increase in the effective tax rate is a result of losses incurred in the Company's German operations for which no benefit has been provided.


FOREIGN OPERATIONS:

        During the three months ended June 28, 1997, net sales outside North America represented approximately 41% of total net sales, as compared to 50% for the three months ended June 29, 1996. A substantial portion of these net sales were made by the Company's European operations.

         Generally,  the  Company  enters into  forward  exchange  contracts  to provide economic hedges against foreign currency fluctuations on its intercompany sales transactions between its U.S. and U.K. operations. At June 28, 1997, the Company did not have any commitments outstanding under forward purchase contracts.


LIQUIDITY AND CAPITAL RESOURCES:

         As of June 28, 1997, the Company had working capital of $51.2 million compared with $49.7 million at March 29, 1997. The Company meets its short-term financing needs through cash from operations and its revolving credit facility which provides for maximum borrowings of up to $24.5 million in the United States and $19.5 million in the United Kingdom.

         The table below presents the summary of cash flow for the periods indicated:

                                       THREE MONTHS ENDED
                                   June 28, 1997   June 29, 1996
                                   -------------   -------------
Net cash provided by (used in)
  operating activities                $  3,754      $    419

Net cash provided by (used in)
  investing activities                    (893)         (539)

Net cash provided by (used in)
  financing activities                  (3,410)        2,169


         Net cash provided by (used in) operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory and payment of accounts payable. The net cash provided by (used in) financing activities in the three months ended June 28, 1997 and June 29, 1996, represents primarily repayments or borrowings under the Company's credit facility.

         The Company believes that cash generated from operations and borrowings available under the revolving credit facility will be sufficient to meet its working capital and capital expenditure requirements for at least 12 months from June 28, 1997. Such facility, together with cash from operations, is expected to be sufficient to enable the Company to meet its working capital and capital expenditure needs for the longer term. However, there can be no assurance that liquidity would not be adversely impacted by a decline in general economic conditions or other factors, or that future credit facilities will be available.


CHANGES IN FINANCIAL POSITION:

         At June 28, 1997, trade accounts receivable increased $0.9 million (2.3%) and inventories decreased $2.1 million (3.4%), as compared to March 29, 1997.


SEASONALITY:

        The Company experiences a seasonal decline in net sales during its second fiscal quarter, particularly during the July and August summer holiday period. During such period, the Company's manufacturing facilities close for approximately one to three weeks. The fourth fiscal quarter may also experience decreases in net sales as a result of weather conditions.


ECONOMIC CYCLES:

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

                           (l5)  Not Applicable

                           (l8)  Not Applicable

                           (l9)  Not Applicable

                           (22)  Not Applicable

                           (23)  Not Applicable

                           (24)  Not Applicable

                           (27)  Financial Data Schedule               Ex-27

                           (99)  Not Applicable


There were no reports or exhibits on Form 8-K filed during the three months ended June 28, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                    BRIDGEPORT MACHINES, INC.
                                                         (Registrant)



August 11, 1997                                     /s/ Dan L. Griffith
                                                    --------------------
                                              By:   Dan L. Griffith
                                                    President and
                                                    Chief Executive Officer



August 11, 1997                                     /s/ Walter C. Lazarcheck
                                                    ------------------------
                                              By:   Walter C. Lazarcheck
                                                    Vice President and
                                                    Chief Financial Officer