Form 10-Q
period 1997-09-27
BRIDGEPORT MACHINES INC
filed 1997-11-05
CIK 931125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                   -----------

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                For the Quarterly Period Ended September 27, 1997

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

                              Yes [ X ]      No [   ]


The number of shares of Issuer's Common Stock, $.0l par value, outstanding on September 27, l997 was 5,679,361 shares.

                            BRIDGEPORT MACHINES, INC.
                                AND SUBSIDIARIES




                                      INDEX


Part I - FINANCIAL INFORMATION


Item l.             FINANCIAL STATEMENTS

                    Consolidated Balance Sheets as of
                    September 27, 1997 and March 29, 1997

                    Consolidated Statements of Operations for the three month and six month periods ended September 27, 1997 and
                    September 28, 1996

                    Consolidated Statements of Stockholders'
                    Equity for the six month periods ended
                    September 27, 1997 and September 28, 1996

                    Consolidated Statements of Cash Flows
                    for the six month periods ended
                    September 27, 1997 and September 28, 1996

                    Notes to Consolidated Financial Statements

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS.


Part II - OTHER INFORMATION

Item l-5.           OTHER INFORMATION

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K

Signatures

                            BRIDGEPORT MACHINES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)


                                                     September 27,     March 29,
                                                          l997           l997
                                                      ---------       ---------

          ASSETS
CURRENT ASSETS:
        Cash ...................................      $   5,475       $   2,992
        Trade accounts receivable,
          less allowance of $1,636
          and $1,440, respectively .............         33,046          38,691
        Inventories ............................         64,334          63,068
        Deferred income taxes ..................          3,144           3,144
        Prepaid expenses and other current
        assets .................................          1,431           1,944
                                                      ---------       ---------

            Total current assets ...............        107,430         109,839

PROPERTY, PLANT AND EQUIPMENT
        Land ...................................            343             345
        Buildings, improvements and
          leasehold improvements ...............          3,979           3,908
        Machinery and equipment ................         19,570          19,164
        Furniture and fixtures .................          5,387           4,732
                                                      ---------       ---------
                                                         29,279          28,149


Less:  Accumulated depreciation ................         (9,275)         (7,848)
                                                      ---------       ---------

             Property, plant and equipment,
             net ...............................         20,004          20,301
                                                      ---------       ---------

INVESTMENTS IN AND ADVANCES TO AFFILIATES ......            671           1,008

OTHER ASSETS, net of accumulated
  amortization of $1,533
  and $1,485 respectively ......................            535             563
                                                      ---------       ---------

             Total assets ......................      $ 128,640       $ 131,711
                                                      =========       =========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                BRIDGEPORT MACHINES, INC.

                               CONSOLIDATED BALANCE SHEETS
                           (In Thousands, Except Share Amounts)

                                                                September 27,    March 29,
                                                                     1997          l997
                                                                 ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Bank overdrafts ....................................     $   1,648      $   2,254
        Working capital revolver ...........................        21,804         21,910
        Accounts payable ...................................        15,491         16,568
        Accrued expenses ...................................        14,411         13,055
        Income taxes payable ...............................         2,897          3,794
        Current portion of long-term debt
          obligations ......................................         2,516          2,562
                                                                 ---------      ---------

             Total current liabilities .....................        58,767         60,143

LONG-TERM DEBT OBLIGATIONS .................................         4,472          5,862
OTHER LONG-TERM LIABILITIES ................................           120            120
                                                                 ---------      ---------

             Total liabilities .............................        63,359         66,125

STOCKHOLDERS' EQUITY
        Preferred stock, $.0l par value,
          2,000,000 shares authorized,
          no shares issued .................................          --             --
        Common stock, $.0l par value,
          13,000,000 shares authorized; 5,679,361 shares
          issued and outstanding, including  treasury
          stock, at September 27, 1997 and 5,679,361  shares
          issued and  outstanding at March 29, 1997 ........            57             57
        Capital in excess of par value .....................        38,285         38,285
        Retained earnings--subsequent to
          reclassification of $6,750
          deficit as part of the quasi-
          reorganization as of January 3,
          l993 .............................................        27,820         27,076
        Cumulative translation adjustment ..................          (372)           168
        Treasury stock at cost, 50,000 shares ..............          (509)          --
                                                                 ---------      ---------

             Total stockholders' equity ....................        65,281         65,586
                                                                 ---------      ---------

             Total liabilities and stock-
             holders' equity ...............................     $ 128,640      $ 131,711
                                                                 =========      =========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                 BRIDGEPORT MACHINES, INC.

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTH AND SIX MONTH PERIODS
                      ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                         (In Thousands, Except Per Share Amounts)



                                THREE MONTHS ENDED                SIX MONTHS ENDED
                           September 27,    September 28,   September 27,   September 28,
                               1997             1996             1997             1996
                            ---------        ---------        ---------        ---------
Net sales............       $  44,896        $  51,478        $  99,442        $ 113,692
Cost of sales .......          35,393           39,629           77,327           87,896
                            ---------        ---------        ---------        ---------

  Gross profit ......           9,503           11,849           22,115           25,796
Selling, general and
  administrative
  expenses ..........           9,653            8,603           18,932           17,559
                            ---------        ---------        ---------        ---------

   Operating income
   (loss) ...........            (150)           3,246            3,183            8,237
Interest expense ....            (657)            (723)          (1,301)          (1,426)
Other income
  (expense), net ....             176              (61)              46               91
                            ---------        ---------        ---------        ---------

   Income (loss)
   before provision
   for income taxes .            (631)           2,462            1,928            6,902
Provision for
  income taxes ......             126              853            1,184            2,568
                            ---------        ---------        ---------        ---------

   Net income (loss)        ($    757)       $   1,609        $     744        $   4,334
                            =========        =========        =========        =========

Earnings (loss)
  per share .........       ($   0.13)       $    0.28        $    0.13        $    0.75
                            =========        =========        =========        =========

Weighted average
 number of shares
 outstanding ........           5,646            5,738            5,668            5,743

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                     BRIDGEPORT MACHINES, INC.

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     FOR THE SIX MONTH PERIODS
                          ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                                           (In Thousands)



                                              CAPITAL IN                  CUMULATIVE
                                   COMMON     EXCESS OF      RETAINED     TRANSLATION     TREASURY
                                   STOCK      PAR VALUE      EARNINGS     ADJUSTMENT       STOCK
                                   -----      ---------      --------     ----------       -----
BALANCE, March 30, 1996 ...       $    57       $38,259       $19,075       $  (282)       $  --

Net income for the six
  months ended September
  28, 1996 ................          --            --           4,334          --             --
Translation adjustment
  for the six months
  ended September 28, 1996           --            --            --             122           --
Exercise of stock options
  for common stock ........          --              26          --            --             --
                                  -------       -------       -------       -------        -------

BALANCE, September 28, 1996       $    57       $38,285       $23,409       $  (160)       $  --
                                  =======       =======       =======       =======        =======





BALANCE, March 29, l997 ...       $    57       $38,285       $27,076       $   168        $  --

Net income for the six
  months ended September
  27, 1997 ................          --            --             744          --             --
Translation adjustment
  for the six months
  ended September 27, 1997           --            --            --            (540)          --
Purchase of common stock
  for treasury ............          --            --            --            --             (509)
                                  -------       -------       -------       -------        -------

BALANCE, September 27, 1997       $    57       $38,285       $27,820       $  (372)       $  (509)
                                  =======       =======       =======       =======        =======

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                              BRIDGEPORT MACHINES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE SIX MONTH PERIODS
                   ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                                    (In Thousands)


                                                        September 27,  September 28,
                                                           1997            1996
                                                          -------       -------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
  Net income .......................................      $   744       $ 4,334
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
        Depreciation and amortization ..............        1,600         1,652
        Net (gain) on sale of property,
        plant and equipment ........................           (3)          (13)
  Changes in operating assets and liabilities:
      Decrease (increase) in net trade
        accounts receivable ........................        7,248        (1,192)
      Decrease (increase) in inventories ...........          862        (6,576)
      Decrease (increase) in prepaid expenses
        and other current assets ...................          551        (1,281)
      Decrease (increase) in other assets ..........          310          (167)
      (Decrease) in bank overdrafts ................         (606)         (412)
      Increase (decrease) in accounts payable
        and accrued expenses .......................       (3,667)        2,387
                                                          -------       -------

        Total adjustments ..........................        6,295        (5,602)
                                                          -------       -------

      Cash flows provided by (used in)
        operating activities .......................        7,039        (1,268)
                                                          -------       -------

CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES:
  Capital expenditures .............................       (1,505)       (1,385)
  Proceeds from sale of property,
    plant and equipment ............................            9            13
  Purchase of certain assets of
    a distributor ..................................       (1,245)         --
  Purchase of treasury stock .......................         (509)         --
                                                          -------       -------

    Cash flows provided by (used in)
      investing activities .........................       (3,250)       (1,372)
                                                          -------       -------

                              BRIDGEPORT MACHINES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE SIX MONTH PERIODS
                   ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                                    (In Thousands)
                                     (Continued)


                                                          September 27,    September 28,
                                                              1997             1996
                                                            -------          -------

CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES:
  Sale of common stock ............................         $  --            $    26
  Borrowings (payments) under working
    capital revolver, net .........................              17             (281)
  Borrowings (payments) of other debt and
    capitalized lease obligations .................          (1,233)           4,317
                                                            -------          -------

    Cash flows provided by (used in)
      financing activities ........................          (1,216)           4,062
                                                            -------          -------

  Effect of exchange rate changes
    on cash .......................................             (90)              60
                                                            -------          -------

    Net change in cash ............................           2,483            1,482
  CASH, begining of period ........................           2,992            4,960
                                                            -------          -------

  CASH, end of period .............................         $ 5,475          $ 6,442
                                                            =======          =======

  SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid ...................................         $ 1,307          $ 1,386
  Income taxes paid, net ..........................           1,093              412


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

         The consolidated balance sheet as of September 27, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the six months ended September 27, 1997 and September 28, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of or for the periods ended September 27, 1997 and September 28, 1996 have been made. The accounting principles followed during interim periods are generally consistent with those applied for annual periods and are described in the Company's financial statements included in its Form 10-K filed with the Securities and Exchange Commission (the "SEC").


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

         In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), was issued. FAS 128 establishes new standards for computing and presenting EPS. The Company is required to adopt the new standard in the third quarter of fiscal 1998. As required, the Company currently calculates EPS in accordance with APB Opinion No. 15. Had the Company calculated EPS in accordance with FAS 128 for the three month and six month periods ended September 27, 1997 and September 28, 1996, the amounts to be presented under the new standards would not be materially different than the amounts shown in the financial statements.


4.       ACQUISITION

         On August 1, 1997, the Company acquired certain assets and assumed certain liabilities of its German distributor. The acquisition was accounted for as a purchase. The Company will pay in installments approximately $2.1 million in cash for the assets acquired and assumed approximately $2.5 million of liabilities. The purchase price approximated book value. The purchase did not meet the significant subsidiary rules of SEC reporting requirements.

                   BRIDGEPORT MACHINES, INC. AND SUBSIDIARIES


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated financial statements:

                                          THREE MONTHS ENDED                         SIX MONTHS ENDED
                                 September 27,         September 28,         September 27,         September 28,
                                      1997                  1996                  1997                  1996
                                      ----                  ----                  ----                  ----
Net sales                            100.0%                100.0%                100.0%                100.0%
Gross profit                          21.2                  23.0                  22.2                  22.7
Selling, general and
  administrative
  expenses                            21.5                  16.7                  19.0                  15.4
Operating income
  (loss)                              (0.3)                  6.3                   3.2                   7.3
Interest expense                       1.5                   1.4                   1.3                   1.3
Other income
  (expense)                            0.4                  (0.1)                  0.0                   0.1
Income tax expense                     0.3                   1.7                   1.2                   2.3
Net income (loss)                     (1.7)                  3.1                   0.7                   3.8

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 27, 1997 ("SECOND QUARTER OF FISCAL 1998") TO THE THREE MONTHS ENDED SEPTEMBER 28, 1996 ("SECOND QUARTER OF FISCAL 1997")


         Net sales were $44.9 million in the second quarter of fiscal l998, a decrease of $6.6 million, or 12.8%, as compared to the second quarter of fiscal l997. The decrease in sales is due to a decline in sales in Europe of $7.7 million offset by an increase in sales in North America. The decline in European sales is a result of weak market conditions in continental Europe and higher selling prices in continental Europe of the Company's United Kingdom manufactured products due to the increased value of the British pound versus other European currencies.

         Backlog at September 27, 1997 was approximately $29.2 million compared with $35.5 million at March 29, 1997. The Company's backlog balances fluctuate as a result of many factors including length of time to deliver products, new product introductions and market conditions.

         Gross profit was $9.5 million in the second quarter of fiscal l998, a decrease of $2.3 million, or 19.8%, as compared to the second quarter of fiscal l997. Gross profit as a percent of net sales was 21.2% compared with 23.0% in the second quarter of fiscal 1997. Included in cost of sales in the second quarter of fiscal 1997 is a $700,000 refund of import duties for prior periods which had previously been expensed. In August 1996, the United States government retroactively reinstated the General System of Preferences which allowed the Company to obtain a refund of import duties. Without this refund, gross profit as a percent of sales was 21.7% in the second quarter of fiscal 1997. The decrease in gross profit as percent of sales in the second quarter of fiscal 1998 as compared to the fiscal 1997 normalized gross profit is a result of less absorption of fixed costs in the Company's European manufacturing operations due to lower production.

         Selling, general and administrative expenses were $9.7 million in the second quarter of fiscal l998, an increase of $1.1 million, or 12.2%, as compared to the second quarter of fiscal l997. The increase in dollar amount consisted of increases in salaries of $0.4 million and professional fees of $0.1 million. The remaining increase was a result of small increases in numerous categories. As a percentage of net sales, selling, general and administrative expenses were 21.5% in the second quarter of fiscal l998, as compared to 16.7% for the second quarter of fiscal l997.

         Operating loss was $0.1 million for the second quarter of fiscal l998, as compared to operating income of $3.2 million for the second quarter of fiscal l997.

         Interest expense was $0.7 million for the second quarter of fiscal l998 and fiscal l997.

         Provision for income taxes was $0.1 million in the second quarter of fiscal l998, compared to a provision for income taxes of $0.9 million in the second quarter of fiscal 1997. The tax provision in the second quarter of fiscal 1998 primarily represents a tax provision for the U.S. operating results offset by a tax benefit for the Company's U.K. results. Tax benefits for losses incurred in the Company's German operations have not been established because they are not currently recognizable for tax return purposes.

COMPARISON OF THE SIX MONTHS ENDED SEPTEMBER 27, 1997 TO THE SIX MONTHS ENDED SEPTEMBER 28, 1996

         Net sales were $99.4 million for the six months ended September 27, 1997, a decrease of $14.3 million, or 12.5%, as compared to the six months ended September 28, 1996. The decrease in sales is due to a decline in sales in Europe of $15.0 million offset by an increase in sales in North America. The decline in European sales is a result of weak market conditions in continental Europe and higher selling prices in continental Europe of the Company's United Kingdom manufactured products due to the increased value of the British pound versus other European currencies.

         Gross profit was $22.1 million for the six months ended September 27, 1997, a decrease of $3.7 million, or 14.3%, as compared to the six months ended September 28, 1996. The gross profit as a percentage of net sales was 22.2% for the six months ended September 27, 1997 versus 22.7% for the six months ended September 28, 1996. Included in cost of sales for the six months ended September 28, 1996 is a $700,000 refund of import duties for prior periods which had previously been expensed. In August 1996, the United States government retroactively reinstated the General System of Preferences which allowed the Company to obtain a refund of import duties. Without this refund, gross profit as a percent of sales was 22.1%.

         Selling, general and administrative expenses were $18.9 million for the six months ended September 27, 1997, an increase of $1.4 million, or 7.8%, as compared to the six months ended September 28, 1996. The increase in dollar amount consisted primarily of salaries of $0.6 million and professional fees of $0.2 million. The remaining increase was a result of small increases in numerous categories. As a percentage of net sales, selling, general and administrative expenses were 19.0% for the six months ended September 27, 1997, as compared to 15.4% for the six months ended September 28, 1996.

         Operating income was $3.2 million for the six months ended September 27, 1997, as compared to $8.2 million for the six months ended September 28, 1996.

         Interest expense was $1.3 million for the six months ended September 27, 1997 and $1.4 million for the six months ended September 28, 1996.

         Provision for income taxes was $1.2 million for the six months ended September 27, 1997, a decrease of $1.4 million or 53.9%. The tax provision in the six months ended September 27, 1997 primarily represents a tax provision for the U.S. operating results offset by a tax benefit for the Company's U.K. results. Tax benefits for losses incurred in the Company's German operations have not been established because they are not currently recognizable for tax return purposes.

FOREIGN OPERATIONS:

         During the six months ended September 27, 1997, net sales outside North America represented approximately 40% of total net sales, as compared to 49% for the six months ended September 28, 1996. A substantial portion of these net sales were made by the Company's European operations.

         Generally, from time to time, the Company enters into forward exchange contracts to provide economic hedges against foreign currency fluctuations primarily on its intercompany sales transactions between its U.S. and U.K. operations. At September 27, 1997, the Company did not have any outstanding commitments under forward purchase contracts.

LIQUIDITY AND CAPITAL RESOURCES:

         As of September 27, 1997, the Company had working capital of $48.7 million compared with $49.7 million at March 29, 1997. The Company meets its short-term financing needs through cash from operations and its revolving credit facility which provides for maximum borrowings of up to $24.5 million in the United States and $19.5 million in the United Kingdom.

         The table below presents the summary of cash flow for the periods indicated:

                                                         SIX MONTHS ENDED
                                        September 27, 1997          September 28, 1996
                                        ------------------          ------------------
Net cash provided by (used in)
  operating activities                      $  7,039                     $ (1,268)


Net cash (used in)
  investing activities                        (3,250)                      (1,372)

Net cash provided by (used in)
 financing activities                         (1,216)                       4,062

         Net cash provided by (used in) operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. Included in cash used in investing activities in the six months ended September 27, 1997 is a $1.2 million payment for the purchase of certain assets as discussed in Note 4 to the financial statements. The net cash provided by (used in) financing activities in the six months ended September 27, 1997 and September 28, 1996, represents primarily net borrowings or repayments of debt.

         The Company believes that cash generated from operations and borrowings available under the revolving credit facility will be sufficient to meet its working capital and capital expenditure requirements for at least 12 months from September 27, 1997. Such facility, together with cash from operations, is expected to be sufficient to enable the Company to meet its working capital and capital expenditure needs for the longer term. However, there can be no assurance that liquidity would not be adversely impacted by a decline in general economic conditions or other factors, or that future credit facilities will be available.


CHANGES IN FINANCIAL POSITION:

         At September 27, 1997, accounts receivable decreased $5.6 million as compared to March 27, 1997 primarily due to lower sales and inventories increased $1.3 million as compared to March 27, 1997 due to a buildup for new products to be launched later in the fiscal year and lower than anticipated sales.


ECONOMIC CYCLES:

         The overall market for machine tools is cyclical, reflecting economic conditions, production capacity utilization, changes in tax and fiscal policies, corporate profitability and financial condition as well as the general level of business confidence.

PART II - OTHER INFORMATION

Item l   Legal Proceedings

                  On September 9, 1997, the Company settled out of court a legal action in which the Company was a defendant. The action which was filed by IMS Technology, Inc., the plaintiff, related to alleged patent infringement. The settlement entered into by the Company did not have a material adverse effect on the Company's financial position or results of operations.

Item 2   Changes in Securities                                         None

Item 3   Defaults Upon Senior Securities                               None

Item 4   Submission of Matters to a
           Vote of Security Holders

           a)       Election of Directors:

                    Eliot M. Fried
                       Votes For                                    4,750,507
                       Votes Withheld                                  22,020

                    Dan L. Griffith
                       Votes For                                    4,749,142
                       Votes Withheld                                  23,385

           b)       Approval  of  amendment   and   restatement   of  the
                    Company's 1994  Non-Employee  Directors  Stock Option
                    Plan.

                       Votes For                                    4,655,162
                       Votes Against                                   60,856
                       Abstained                                        5,612
                       Non Votes                                       50,897

           c) Ratification of the selection of Arthur Andersen LLP as independent public accountants for fiscal 1998.

                       Votes For                                    4,748,397
                       Votes Against                                   10,740
                       Abstained                                       13,390

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

                      (l5)  Not Applicable

                      (18)  Not Applicable

                      (l9)  Not Applicable

                      (22)  Not Applicable

                      (23)  Not Applicable

                      (24)  Not Applicable

                      (27)  Financial Data Schedule                        27

                      (99)  Not Applicable

           b) There were no reports or exhibits on Form 8-K filed during the three months ended September 27, 1997.

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                  BRIDGEPORT MACHINES, INC.
                                                        (Registrant)



November 6, 1997                                  /s/ Dan L. Griffith
                                                  -------------------
                                             By:  Dan L. Griffith
                                                  President and
                                                  Chief Executive Officer



November 6, 1997                                  /s/ Walter C. Lazarcheck
                                                  ------------------------
                                             By:  Walter C. Lazarcheck
                                                  Vice President and
                                                  Chief Financial Officer