Form 10-Q
period 1997-12-27
BRIDGEPORT MACHINES INC
filed 1998-02-05
CIK 931125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                   -----------

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                For the Quarterly Period Ended December 27, 1997

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

                              Yes [ X ]      No [   ]


The number of shares of Issuer's Common Stock, $.0l par value, outstanding on December 27, l997 was 5,680,404 shares.

                            BRIDGEPORT MACHINES, INC.
                                AND SUBSIDIARIES




                                      INDEX


Part I - FINANCIAL INFORMATION


Item l.             FINANCIAL STATEMENTS

                    Consolidated Balance Sheets as of
                    December 27, 1997 and March 29, 1997

                    Consolidated Income Statements for
                    the three month and nine month periods
                    ended December 27, 1997 and December 28,
                    1996

                    Consolidated Statements of Stockholders'
                    Equity for the nine month periods ended
                    December 27, 1997 and December 28, 1996

                    Consolidated Statements of Cash Flows
                    for the nine month periods ended
                    December 27, 1997 and December 28, 1996

                    Notes to Consolidated Financial Statements

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS.


Part II - OTHER INFORMATION

Item l-4.           OTHER INFORMATION

Item 5.             OTHER INFORMATION

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K

Signatures

                            BRIDGEPORT MACHINES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)



                                                     December 27,      March 29,
                                                        1997            1997
                                                      ---------       ---------

          ASSETS
CURRENT ASSETS:
        Cash ...................................      $   3,721       $   2,992
        Trade accounts receivable,
          less allowance of $1,621
          and $1,440, respectively .............         39,564          38,691
        Inventories ............................         62,071          63,068
        Deferred income taxes ..................          3,144           3,144
        Prepaid expenses and other current
          assets ...............................          1,512           1,944
                                                      ---------       ---------
            Total current assets ...............        110,012         109,839

NOTES RECEIVABLE - NON-CURRENT .................            292            --

PROPERTY, PLANT AND EQUIPMENT
        Land ...................................            351             345
        Buildings, improvements and
          leasehold improvements ...............          4,052           3,908
        Machinery and equipment ................         20,168          19,164
        Furniture and fixtures .................          5,637           4,732
                                                      ---------       ---------
                                                         30,208          28,149
Less:  Accumulated depreciation ................        (10,258)         (7,848)
                                                      ---------       ---------

        Property, plant and equipment,
          net ..................................         19,950          20,301
                                                      ---------       ---------

INVESTMENTS IN AFFILIATED COMPANIES ............            650           1,008

OTHER ASSETS, net of accumulated
  amortization of $1,560
        and $1,485 respectively ................            264             563
                                                      ---------       ---------
             Total assets ......................      $ 131,168       $ 131,711
                                                      =========       =========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            BRIDGEPORT MACHINES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                   December 27,       March 29,
                                                       l997             l997
                                                  ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Bank overdrafts .....................     $      1,696      $      2,254
        Working capital revolver ............           21,998            21,910
        Accounts payable ....................           16,266            16,568
        Accrued expenses ....................           15,672            13,055
        Income taxes payable ................            1,175             3,794
        Current portion of long-term debt
          obligations .......................            2,456             2,562
                                                  ------------      ------------
             Total current liabilities ......           59,263            60,143

LONG-TERM DEBT OBLIGATIONS ..................            3,876             5,862
OTHER LONG-TERM LIABILITIES .................              120               120
                                                  ------------      ------------
             Total liabilities ..............           63,259            66,125

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
        Preferred stock, $.0l par value,
          2,000,000 shares authorized,
          no shares issued ..................             --                --
        Common stock, $.0l par value,
          13,000,000 shares authorized;
          5,680,404 shares issued and
          outstanding, including  treasury
          stock,  at December 27, 1997 and
          5,679,361 shares issued and
          outstanding at March 29, 1997 .....               57                57
        Capital in excess of par value ......           38,293            38,285
        Retained earnings--subsequent to
          reclassification of $6,750 deficit
          as part of the quasi-reorganization
          as of January 3, l993..............           29,544            27,076
        Cumulative translation adjustment ...              524               168
        Treasury stock at cost, 50,000 shares             (509)             --
                                                  ------------      ------------
             Total stockholders' equity .....           67,909            65,586
                                                  ------------      ------------
             Total liabilities and stock-
             holders' equity ................     $    131,168      $    131,711
                                                  ============      ============

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                 BRIDGEPORT MACHINES, INC.

                              CONSOLIDATED INCOME STATEMENTS
                        FOR THE THREE MONTH AND NINE MONTH PERIODS
                       ENDED DECEMBER 27, 1997 AND DECEMBER 28, 1996
                         (In Thousands, Except Per Share Amounts)


                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                          December 27,     December 28,     December 27,     December 28,
                              1997             1996             1997             1996
                           ---------        ---------        ---------        ---------
Net sales ..........       $  58,728        $  59,779        $ 158,170        $ 173,471
Cost of sales ......          45,632           47,081          122,959          134,977
                           ---------        ---------        ---------        ---------

  Gross profit .....          13,096           12,698           35,211           38,494
Selling, general and
  administrative
  expenses .........           9,774            8,928           28,706           26,487
                           ---------        ---------        ---------        ---------

    Operating income           3,322            3,770            6,505           12,007
Interest expense ...            (654)            (755)          (1,955)          (2,181)
Other income, net ..             222               58              268              149
                           ---------        ---------        ---------        ---------

    Income before
    provision for
    income taxes ...           2,890            3,073            4,818            9,975
Provision for
  income taxes .....           1,166            1,135            2,350            3,703
                           ---------        ---------        ---------        ---------

    Net income .....       $   1,724        $   1,938        $   2,468        $   6,272
                           =========        =========        =========        =========

Basic earnings
  per share ........       $    0.30        $    0.34        $    0.44        $    1.10
                           =========        =========        =========        =========

Diluted earnings
  per share ........       $    0.30        $    0.34        $    0.43        $    1.09
                           =========        =========        =========        =========


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                     BRIDGEPORT MACHINES, INC.

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE NINE MONTH PERIODS ENDED DECEMBER 27, 1997 AND DECEMBER 28, 1996
                                          (In Thousands)



                                             CAPITAL IN                  CUMULATIVE
                                 COMMON      EXCESS OF      RETAINED     TRANSLATION     TREASURY
                                  STOCK      PAR VALUE      EARNINGS     ADJUSTMENT        STOCK
                                 -------     -----------    --------     -----------     --------
BALANCE, March 30, 1996 ..       $    57       $38,259       $19,075       $  (282)       $  --

Net income for the nine
  months ended December
  28, 1996 ...............          --            --           6,272          --             --
Translation adjustment
  for the nine months
  ended December 28, 1996           --            --            --           2,044           --
Exercise of stock options
  for common stock .......          --              26          --            --             --
                                 -------       -------       -------       -------        -------

BALANCE, December 28, 1996       $    57       $38,285       $25,347       $ 1,762        $  --
                                 =======       =======       =======       =======        =======



BALANCE, March 29, 1997 ..       $    57       $38,285       $27,076       $   168        $  --

Net income for the nine
  months ended December
  27, 1997 ...............          --            --           2,468          --             --
Translation adjustment
  for the nine months
  ended December 27, 1997           --            --            --             356           --
Exercise of stock options
  for common stock .......          --               8          --            --             --
Purchase of treasury
  stock at cost ..........          --            --            --            --             (509)
                                 -------       -------       -------       -------        -------

BALANCE, December 27, 1997       $    57       $38,293       $29,544       $   524        $  (509)
                                 =======       =======       =======       =======        =======

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            BRIDGEPORT MACHINES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE NINE MONTH PERIODS ENDED DECEMBER 27, 1997 AND DECEMBER 28, 1996
                                 (In Thousands)


                                                          December 27,   December 28,
                                                              1997          1996
                                                          ------------   ------------


CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
  Net income ..........................................        2,468         6,272
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
         Depreciation and amortization ................        2,525         2,481
         Net (gain) on sale of property,
           plant and equipment ........................         --              (3)
  Changes in operating assets and
    liabilities:
    (Increase) decrease in net trade
      accounts receivable .............................        1,311        (2,260)
    (Increase) decrease in inventories ................        4,150        (2,535)
    (Increase) decrease in prepaid
      expenses and other current assets ...............          502          (424)
    (Increase) decrease in other assets................          295           (73)
    Increase (decrease) in bank overdrafts ............         (558)         (205)
    Increase (decrease) in accounts payable
      and accrued expenses ............................       (3,744)       (4,842)
                                                              ------        ------

      Total adjustments ...............................        4,481        (7,861)
                                                              ------        ------

    Cash flows provided by (used in)
      operating activities ............................        6,949        (1,589)
                                                              ------        ------

CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES:
  Capital expenditures ................................       (2,210)       (1,908)
  Proceeds from sale of property,
    plant and equipment ...............................            9            71
  Purchase of certain assets of a
    distributor .......................................       (1,245)         --
                                                              ------        ------

    Cash flows (used in)
      investing activities ............................       (3,446)       (1,837)
                                                              ------        ------

                                   (Continued)
                            BRIDGEPORT MACHINES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE NINE MONTH PERIODS ENDED DECEMBER 27, 1997 AND DECEMBER 28, 1996
                                 (In Thousands)



                                                     December 27,      December 28,
                                                         1997             1996
                                                       -------          -------


CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES:
  Sale of common stock .......................               8               26
  Borrowings (payments) under working
    capital revolver, net ....................            (301)            (472)
  Borrowings (payments) of other debt and
    capitalized lease obligations ............          (1,927)           3,417
  Purchase of Treasury Stock .................            (509)            --
                                                       -------          -------

    Cash flows provided by (used in)
      financing activities ...................          (2,729)           2,971
                                                       -------          -------

  Effect of exchange rate changes
    on cash ..................................             (45)              69
                                                       -------          -------

    Net change in cash .......................             729             (386)
  CASH, begining of period ...................           2,992            4,960
                                                       -------          -------

  CASH, end of period ........................         $ 3,721          $ 4,574
                                                       =======          =======

  SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid ..............................         $ 1,994          $ 2,879
  Income taxes paid (received), net ..........           4,048            3,927



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

         The consolidated balance sheet as of December 27, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the nine months ended December 27, 1997 and December 28, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of or for the periods ended December 27, 1997 and December 28, 1996 have been made. The accounting principles followed during interim periods are generally consistent with those applied for annual periods and are described in the Company's financial statements included in its Form 10-K filed with the Securities and Exchange Commission (the "SEC").


2.       INTERIM STATEMENTS

         The following accounting policies which are applied in the preparation of the interim financial statements are different from those applied in the year-end financial statements:

         Inventories:

                  Inventory  values are  verified  annually  based  upon  actual inventory on hand substantiated by a physical count. Inventories are adjusted during interim periods for purchases, production and shipments based upon standard costs for material, labor and overhead.

         Income Taxes:

                  The income tax provision is calculated based upon an estimated effective tax rate for each tax jurisdiction.


3.       EARNINGS PER SHARE

         In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), was issued. FAS 128 establishes new standards for computing and presenting Earnings Per Share. The Company was required to adopt the new standard in the current quarter. Earnings Per Share information for prior periods has been restated using the new guidelines.

         The following table presents a computation of earnings per share:





                            BASIC EARNINGS PER SHARE

                                                                       Per Share
         Period                        Net Income         Shares         Amount
         ------                        ----------         ------         ------
         Three months ended
         December 27, 1997              $1,724,000       5,680,000        $0.30

         Three months ended
         December 28, 1996              $1,938,000       5,679,000        $0.34

         Nine months ended
         December 27, 1997              $2,468,000       5,669,000        $0.44

         Nine months ended
         December 28, 1996              $6,272,000       5,678,000        $1.10




                           DILUTIVE EARNINGS PER SHARE

                                                                       Per Share
         Period                        Net Income         Shares         Amount
         ------                        ----------         ------         ------
         Three months ended
         December 27, 1997              $1,724,000       5,691,000        $0.30

         Three months ended
         December 28, 1996              $1,938,000       5,705,000        $0.34

         Nine months ended
         December 27, 1997              $2,468,000       5,678,000        $0.43

         Nine months ended
         December 28, 1996              $6,272,000       5,730,000        $1.09

         The difference between the shares used in the basic EPS computation and the shares used in the dilutive EPS computation is the effect of dilutive stock options. The table below presents stock options to purchase shares of common stock that were not included in the computation of dilutive EPS because the option's exercise price was greater than the average market price of the common stock.

                                     Shares Covered by
         Period                        Stock Options            Exercise Price
         ------                        -------------            --------------
         Three months ended
         December 27, 1997                198,600             $10.75 - $16.25

         Three months ended
         December 28, 1996                 59,500             $12.00 - $16.25

         Nine months ended
         December 27, 1997                198,600             $10.75 - $16.25

         Nine months ended
         December 28, 1996                 36,500             $14.38 - $16.25


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

                   BRIDGEPORT MACHINES, INC. AND SUBSIDIARIES


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated financial statements:

                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                             December 27,    December 28,    December 27,    December 28,
                                 1997            1996            1997            1996
                                 ----            ----            ----            ----
Net sales ..........            100.0%          100.0%          100.0%          100.0%
Gross profit .......             22.3            21.2            22.3            22.2
Selling, general and
  administrative
  expenses .........             16.6            14.9            18.1            15.3
Operating income ...              5.7             6.3             4.1             6.9
Interest expense ...              1.1             1.3             1.2             1.3
Other income
  (expense) ........              0.4             0.1             0.2             0.1
Income tax expense..              2.0             1.9             1.5             2.1
Net income .........              2.9             3.2             1.6             3.6


COMPARISON OF THE THREE MONTHS ENDED DECEMBER 27, 1997 ("THIRD QUARTER OF FISCAL 1998") TO THE THREE MONTHS ENDED DECEMBER 28, 1996 ("THIRD QUARTER OF FISCAL 1997")


         Net sales were $58.7 million in the third quarter of fiscal l998, a decrease of $1.1 million, or 1.8%, as compared to the second quarter of fiscal l997.

         Backlog at December 27, 1997 was approximately $40.2 million compared with $35.5 million at March 29, 1997. The Company's backlog balances fluctuate as a result of many factors including length of time to deliver products, new product introductions and market conditions.

         Gross profit was $13.1 million in the third quarter of fiscal l998, an increase of $0.4 million, or 3.1%, as compared to the third quarter of fiscal l997. Gross profit as a percent of net sales was 22.3% compared with 21.2% in the third quarter of fiscal 1997. Gross profit as a percent of net sales increased primarily as a result of the effect of the Company's direct sales operations in Germany which did not exist in the prior year, cost reduction efforts in the Company's U.S. operations, and the elimination of a price discounting program on manual milling machines that was in effect in the quarter ended December 28, 1996.

         These improvements were offset to some extent by a decline in gross profit as a percent of net sales in the Company's European operations due to price discounting offered to continental European customers to offset the higher prices to those customers of the Company's United Kingdom manufactured products due to the strength of the British pound versus other European currencies.

         Selling, general and administrative expenses were $9.8 million in the third quarter of fiscal l998, an increase of $0.8 million, or 9.5%, as compared to the third quarter of fiscal l997. The Company's direct sales operations in Germany which did not exist in the prior year accounted for approximately $0.7 million of the increase. These new operations expenses consist primarily of salary and salary related expenses, sales and agent commissions and rent expense. The remaining increase was a result of small increases in numerous categories. As a percentage of net sales, selling, general and administrative expenses were 16.6% in the third quarter of fiscal l998, as compared to 14.9% for the third quarter of fiscal l997.

         Operating income was $3.3 million for the third quarter of fiscal l998, as compared to operating income of $3.8 million for the third quarter of fiscal l997.

         Interest expense was $0.7 million for the third quarter of fiscal l998 as compared to $0.8 for the third quarter of fiscal l997.

         Provision for income taxes was $1.2 million in the third quarter of fiscal l998, compared to a provision for income taxes of $1.1 million in the third quarter of fiscal 1997. The effective tax rate was 40.3% in the third quarter of fiscal 1998 compared to an effective rate of 36.9% in the third quarter of fiscal 1997. The increase in the effective tax rate is a result of more income being generated in higher tax jurisdictions versus the prior year and, to a lesser extent, no tax benefits for losses incurred in the Company's German operations being established because they are not currently recognizable for tax return purposes.

COMPARISON OF THE NINE MONTHS ENDED DECEMBER 27, 1997 TO THE NINE MONTHS ENDED DECEMBER 28, 1996

         Net sales were $158.2 million for the nine months ended December 27, 1997, a decrease of $15.3 million, or 8.8%, as compared to the nine months ended December 28, 1996. The decrease in sales is due to a decline in sales in Europe. The decline in European sales is a result of weak market conditions in continental Europe and higher selling prices in continental Europe of the Company's United Kingdom manufactured products due to the increased value of the British pound versus other European currencies.

         Gross profit was $35.2 million for the nine months ended December 27, 1997, a decrease of $3.3 million, or 8.5%, as compared to the nine months ended December 28, 1996. The gross profit as a percentage of net sales was 22.3% for the nine months ended December 27, 1997 versus 22.2% for the nine months ended December 28, 1996. Included in cost of sales for the nine months ended December 28, 1996 is a $700,000 refund of import duties for prior periods which had previously been expensed. In August 1996, the United States government retroactively reinstated the General System of Preferences which allowed the Company to obtain a refund of import duties. Without this refund, gross profit as a percent of sales was 21.8%.

         The increase in gross profit as a percent of sales to 22.3% for the nine months ended December 27, 1997 as compared to the normalized gross profit as a percent of sales of 21.8% for the nine months ended December 28, 1996 is a result of improvements in the gross profit margin in the Company's U.S. operations offset to some extent by a decline in the gross profit margin in the Company's European operations.

         Gross profit as a percent of net sales increased in the Company's U.S. operations primarily as a result of cost reduction efforts and the elimination of price discounts on certain products that were in effect in the nine months ended December 28, 1996. The decline in the Company's European operation's gross profit as a percent of sales was a result of weak market conditions in continental Europe and price discounting offered to continental European customers to offset higher prices to these customers of the Company's U.K. manufactured products due to the increased value of the British pound versus other European currencies.

         Selling, general and administrative expenses were $28.7 million for the nine months ended December 27, 1997, an increase of $2.2 million, or 8.4%, as compared to the nine months ended December 28, 1996. The Company's direct sales operations in Germany which did not exist in the prior year accounted for $1.1 million of the increase. These new operations expenses consist primarily of salary and salary related expenses, sales and agent commissions and rent expense. The remaining increase was a result of small increases in numerous categories. As a percentage of net sales, selling, general and administrative expenses were 18.1% for the nine months ended December 27, 1997, as compared to 15.3% for the nine months ended December 28, 1996.

         Operating income was $6.5 million for the nine months ended December 27, 1997, as compared to $12.0 million for the nine months ended December 28, 1996.

         Interest expense was $2.0 million for the nine months ended December 27, 1997 and $2.2 million for the nine months ended December 28, 1996.

         Provision for income taxes was $2.4 million for the nine months ended December 27, 1997, a decrease of $1.4 million or 36.5%. The effective tax rate was 48.8% in the nine months ended December 27, 1997 as compared to 37.1% in the nine months ended December 28, 1998. The increase in the effective tax rate is primarily due to no tax benefits for losses incurred in the Company's German operations being established because they are not currently recognizable for tax return purposes. To a lesser extent, the increase in the effective tax rate resulted from more income being generated in higher tax jurisdictions versus the prior year.


FOREIGN OPERATIONS:

         During the nine months ended December 27, 1997, net sales outside North America represented approximately 41.3% of total net sales, as compared to 47.5% for the nine months ended December 28, 1996. A substantial portion of these net sales were made by the Company's European operations.

         Generally, from time to time, the Company enters into forward exchange contracts to provide economic hedges against foreign currency fluctuations primarily on its intercompany sales transactions between its U.S. and U.K. operations. At December 27, 1997, the Company did not have any outstanding commitments under forward purchase contracts.

LIQUIDITY AND CAPITAL RESOURCES:

         As of December 27, 1997, the Company had working capital of $50.7 million compared with $49.7 million at March 29, 1997. The Company meets its short-term financing needs through cash from operations and its revolving credit facility which provides for maximum borrowings of up to $24.5 million in the United States and $19.5 million in the United Kingdom.

         The table below presents the summary of cash flow for the periods indicated:

                                                    NINE MONTHS ENDED
                                         December 27, 1997     December 28, 1996
                                         -----------------     -----------------
Net cash provided by (used in)
  operating activities                        6,949                  (1,589)

Net cash (used in)
  investing activities                       (3,446)                 (1,837)

Net cash provided by (used in)
 financing activities                        (2,729)                  2,971

         Net cash provided by (used in) operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. Included in cash used in investing activities in the nine months ended December 27, 1997 is a $1.2 million payment for the purchase of certain assets as discussed in Note 4 to the financial statements. The net cash provided by (used in) financing activities in the nine months ended December 27, 1997 and December 28, 1996, represents primarily net borrowings or repayments of debt.

         The Company believes that cash generated from operations and borrowings available under the revolving credit facility will be sufficient to meet its working capital and capital expenditure requirements for at least 12 months from December 27, 1997. Such facility, together with cash from operations, is expected to be sufficient to enable the Company to meet its working capital and capital expenditure needs for the longer term. However, there can be no assurance that liquidity would not be adversely impacted by a decline in general economic conditions or other factors, or that future credit facilities will be available.


CHANGES IN FINANCIAL POSITION:

         At December 27, 1997, accounts receivable increased $0.9 million as compared to March 27, 1997 and inventories decreased $1.0 million as compared to March 27, 1997.

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

                           (l5)  Not Applicable

                           (18)  Not Applicable

                           (l9)  Not Applicable

                           (22)  Not Applicable

                           (23)  Not Applicable

                           (24)  Not Applicable

                           (27)  Financial Data Schedule

                           (99)  Not Applicable

                b) There were no reports or exhibits on Form 8-K filed during the three months ended December 27, 1997.

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                   BRIDGEPORT MACHINES, INC.
                                                        (Registrant)


February 5, 1998                                   /s/ Dan L. Griffith
                                                   -------------------
                                             By:   Dan L. Griffith
                                                   President and
                                                   Chief Executive Officer



February 5, 1998                                   /s/ Walter C. Lazarcheck
                                                   ------------------------
                                             By:   Walter C. Lazarcheck
                                                   Vice President and
                                                   Chief Financial Officer