Form 10-K
period 1998-03-28
BRIDGEPORT MACHINES INC
filed 1998-06-19
CIK 931125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended March 28, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ X ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant on June 18, 1998 was approximately $64,319,000.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding on June 18, 1998 was 5,654,404.

DOCUMENTS INCORPORATED BY REFERENCE:

     Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with the Commission within 120 days after the end of the Registrant's fiscal year ended March 28, 1998.

         The Private Securities Litigation Reform of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K is forward-looking, such as information relating to the expansion of the use of the Company's products into the factory floor market, expansion of the Company's marketing efforts into foreign markets, the Company's ability to develop additional sources of supply, the Company's shipment of its current backlog, the Company's expected expenditures on environmental matters, the Company's use of cash in operating activities, the
Company's ability to satisfactorily resolve any outstanding litigation, the ability of the Company to meet working capital needs, and the effect on the Company of the adoption of certain accounting standards. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to general economic conditions, product introductions, contingent liabilities, changes in currency exchange rates, the mix of products sold and the profit margins thereon, order cancellations or reduced bookings by customers or distributors, discounting necessitated by price competition, and general market conditions.



                                     PART I

ITEM 1.  BUSINESS


(A)      General Development of the Business

General Description of the Business

         Bridgeport Machines, Inc. (the "Company" or "Bridgeport Machines") has manufactured and distributed metal cutting machine tools and accessories for over 50 years. The Company's products include machining centers, manual milling machines, CNC ("Computer Numerical Control") manual tool change milling machines and related software, lathes, surface grinders and CAM (Computer-Aided Manufacturing) and machine control software. The Company markets its products under several brand names including "Bridgeport" and "Harig."

         The Company is headquartered in Bridgeport, Connecticut and has additional manufacturing facilities in Leicester, England, Kempten, Germany and Elgin, Illinois. The Company believes that it is the leading manufacturer of manual milling machines, surface grinders and CNC manual tool change milling machines in the United States and believes it is the market leader in sales of vertical machining centers in the United Kingdom.

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

         In January 1994, Bridgeport Machines entered into a joint venture agreement with two other companies to establish a joint venture company. The joint venture company named P.T. Bridgeport Perkasa Machine Tools (the "JV") is owned 25% by Bridgeport Machines. The JV was formed as a foreign capital investment company under the laws of Indonesia. The purpose of the JV will be to manufacture machine tools in Indonesia for sale within the Association of South-East Asian Nations. As of March 1998, the JV had no substantive activities and development of the JV has been suspended due to the current economic and political environment in Indonesia.

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

         In February 1995, Bridgeport Machines entered into a strategic alliance agreement with Engineering Geometry Systems (EGS). The agreement provides for the joint development and marketing of proprietary technology for use in the CAM market. In addition, the Company purchased 19.5% of the stock of EGS for $250,000 and agreed to make loans available to EGS of up to an aggregate amount of $250,000.

Recent Developments

         In June 1995, the Company established an indirect wholly owned subsidiary, Bridgeport Machines GmbH, in the Republic of Germany. This
subsidiary acquired certain assets of a German machine tool manufacturer that was in bankruptcy. The assets acquired consisted of machinery and equipment that have been used by the Company to establish manufacturing operations in Germany. In addition, the subsidiary entered into a lease for manufacturing and office space in Germany. The Company paid approximately 6 million pound sterling (approximately $9.6 million) for the assets.


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

         Typically, early metal working machines were either manually operated or specifically engineered for a production application. The advent of numerical control in 1952 further automated the operation of a machine tool and increased its efficiency. In 1976, micro- processors were integrated with numerical controls resulting in CNC machine tool systems which allowed personnel on the shop floor to program and perform sophisticated metal working tasks without central office support. These systems permitted economical and automated manufacturing of different parts in short production runs.

         According to the American Machinist 1998 World Machine Tool Survey, approximately 73% of all machine tools are made for metal cutting applications. The milling machine is one of the most commonly used metal cutting machine tools. Milling is a machining process whereby a surface is shaped with a rotating toothed cutter. Grinding is a machining process whereby a surface is shaped with a rotating abrasive wheel or tool and is similar to milling in terms of shapes that can be generated from the machines. Grinding often follows milling, drilling and turning of a part to produce desired surface finish. Parts are also generated directly on grinding machines. Lathing is a machining process whereby a surface is shaped with a tool applied to a rotating part and is similar to milling.

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

   - Expand International Markets: The Company plans to expand its marketing efforts in China, Singapore, Thailand, Malaysia and other Pacific Rim countries principally through manufacturing joint ventures, licensing or other similar arrangements with local companies.

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


Products

         The following table sets forth the percentage of net sales by product estimated by the Company for the periods indicated:

                                      Fiscal Year           Fiscal Year          Fiscal Year
                                         Ended                  Ended               Ended
                                    March 28, 1998        March 29, 1997        March 30, 1996
                                    --------------        --------------        --------------
Machining Centers                        44.5%                  48.4%                43.2%
CNC Milling Machines                     14.7                   15.0                 17.2
Manual Milling Machines                  12.7                   10.4                 13.1
Lathes                                   10.8                   10.6                 10.6
Surface Grinders                          4.4                    4.6                  3.7
Software                                  1.0                    1.0                  1.4
After Market Sales & Support             11.9                   10.0                 10.8
                                       ------                 ------               ------

Total                                   100.0%                 100.0%               100.0%
                                        =====                  =====                =====

Machining Centers

         The Company currently offers eight models of vertical "bed-type" machining centers and two bridge type frame model machining centers. These products are designed to provide CNC controlled precision machining with a variety of cutting tools.

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


Marketing and Sales

         The Company markets its products through its direct sales and service force of approximately 150 employees, which is among the largest in the industry. The Company's sales organization operates through eight sales and service centers, four of which are located throughout the continental United States, two in England, one in Germany and one in Holland. In addition, the Company maintains other sales offices in the United States.
See "Properties."

         Complementing its direct sales and service force, the Company sells and distributes its full range of products through approximately 75 independent distributors covering approximately 60 countries. The independent distributor purchases machines, accessories and parts from the Company and maintains an inventory of products and spare parts. In most cases, the independent distributor assumes the labor component of the warranty service and the technical training responsibility for all Company products sold through such distributor. The Company typically enters into one-year contracts with each of its independent distributors, pursuant to which such distributors are able to sell all or a portion of the Company's product line. These contracts generally permit such distributors to sell products of other companies. In certain cases, the Company has granted distributors the exclusive right to distribute its products in particular markets outside of the United States.

         The Company offers its domestic customers the ability to purchase its products through financing arrangements provided by Textron Financial Corporation ("TFC"), a subsidiary of Textron, and to a lesser extent, by others. The Company believes that the financing arrangements provided by TFC are available from others on substantially similar terms.

         No customer, including distributors, accounted for more than 10.0% of net sales during fiscal 1998 and the loss of any one customer would not have a material adverse effect upon the Company.


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

         The Company's warranty policy covers all manufactured products and typically provides a warranty on parts and labor of one to two years after the date of purchase by the end user of CNC machine tools and a two-year warranty on parts and one-year warranty on labor for manual milling machines.

         In connection with the Company's leveraged buyout transaction in 1986, Textron assumed certain product liability exposure for products shipped by the Company prior to the effective date of the closing of such transaction. The Company currently maintains product liability insurance coverage which it considers adequate for all of its products.


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


Patents, Licenses and Trademarks

         The Company owns a number of patents, but does not consider any single patent to be material to its business. In addition, the Company considers certain of its products to be proprietary and believes its Bridgeport, Harig, EZ-CAM and EZ-PATH trademarks have substantial value. The Company typically requires certain employees to execute appropriate non-competition and confidentiality agreements.

         The  Company  licenses  certain   technology  from  unaffiliated  third
parties, none of which is material to the Company's operations.

         The Company licenses its control technology to an entity which sells machine retrofit packages to convert manual milling machines to two axis CNC machines. With a large installed base of manual milling machines, such an arrangement provides an opportunity for the Company to benefit from the significant retrofit business. In addition, the Company licenses its DX-Control technology in Brazil for use in products sold only in Latin America. The Company also licenses certain rights to manufacture Company designed machines in Brazil, China and Indonesia.


Seasonality

         The Company experiences a seasonal decline in net sales during its second fiscal quarter, particularly during the July and August summer holiday period. During such period, the Company's manufacturing facilities typically close for approximately one to three weeks. The fourth fiscal quarter may also experience decreases in net sales as a result of weather conditions.

Backlog

         Backlog consists of firm orders received from customers and distributors. Such orders are subject to cancellation. At March 28, 1998, backlog was approximately $36.5 million, compared with approximately $35.5 million at March 29, 1997. The Company's backlog balances fluctuate as a result of many factors including length of time to deliver products, new product introductions and market conditions. The Company expects to ship substantially all of its current backlog during fiscal year 1999. However, no firm assurance can be given since many factors which affect the Company's ability to manufacture its products could change.


Competition

         The metal cutting segment of the machine tool industry is highly competitive. The Company believes that it competes primarily on the basis of product quality, reliability, price, features, functionality, availability, service and support. The Company competes with a number of firms, some of which are larger and have greater financial resources than the Company.

         In the vertical machining center market, the Company competes in the United States primarily with Fadal Engineering Co., Inc. (a subsidiary of Thysen Inc.) and Haas Automatic Inc., who the Company believes have the leading market shares, and primarily with Cincinnati Milicron and Haas Automatic Inc. in the United Kingdom, where the Company believes it has the largest market share.

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

         Research and development costs are expensed as incurred. Research and development expense was $5,364,000, $5,091,000 and $4,634,000 for the years ended March 28, 1998, March 29, 1997 and March 30, 1996, respectively.


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


Employees

         As of March 28, 1998, the Company had 1,184 full-time employees, consisting of 623 employees based in the United States, 456 employees based in the United Kingdom, 96 in Germany and 9 employees based in Holland. None of the United States employees is currently represented by any union. The Company's United Kingdom employees are covered by annual collective bargaining agreements which expires on March 28, 1999. A portion of the Company's German employees are represented by a three person workers council in accordance with German law.
The Company believes that its relations with its employees are good.



(D)      Financial  Information About Foreign and Domestic Operations and Export
         Sales

         See  Note  10  of  Notes  to  Consolidated   Financial  Statements  for
information  with  respect  to  the  Company's   sales,   operating  income  and
identifiable assets by geographic region.

ITEM 2.  PROPERTIES

         The following table sets forth certain information, as of March 28, 1998, relating to the Company's principal facilities:

                                                                           Approximate
    Location                          Principal Activities                 Square Feet   Owned/Leased
    --------                          --------------------                 -----------   ------------
Bridgeport, Connecticut               Corporate Headquarters;                 247,000    Owned
                                      Manufacture of Milling
                                      Machines, CNC Mills and
                                      Machining Centers

Bridgeport, Connecticut               Assembly and distribution                26,000    Leased

                                                                                         (expires 1/00 with
                                                                                         Company option to
                                                                                         renew to 12/02)

Bridgeport, Connecticut               Distribution                             17,000    Leased
                                                                                         (expires 1/03 with
                                                                                         Company option to
                                                                                         renew to 1/08)

Leicester, England                    Manufacture of Machining                113,000    Owned
                                      Centers and CNC Mills

Leicester, England                    Warehouse and assembly                   50,000    Leased
                                                                                         (expires 1/00)

Kempten, Germany                      Manufacture of Machining                107,000    Leased
                                      Center Parts and Assembly                          (expires 6/02 with
                                                                                         Company options
                                                                                         to renew to 6/15)

Elgin, Illinois                       Manufacture of Grinding                  50,000    Owned
                                      Machines

Bristol, Pennsylvania                 Software and Control                     16,000    Leased
                                      Development                                        (expires 5/99)

         The Company also leases four sales and service centers and two sales offices in the United States with an aggregate floor space of approximately 46,000 square feet. The Company also leases two sales and service centers in the United Kingdom, with an aggregate floor space of approximately 11,000 square feet, one sales and service center in Holland with floor space of approximately 14,000 square feet and one in Germany with floor space of approximately 12,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not engaged in any legal proceedings other than ordinary routine litigation incidental to its business.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


(A)      Market Information

         The Common Stock of the Company is traded on the Nasdaq National Market under the trading symbol "BPTM." The range of high and low reported bid prices for the Common Stock during fiscal 1997 and 1998 were as follows:

                                                        High             Low
                                                        ----             ---

         Fiscal 1997
         First Quarter Ended June 29, 1996              $19              $12-1/4
         Second Quarter Ended September 28, 1996        $16-1/2          $11
         Third Quarter Ended December 28, 1996          $14-3/4          $9-3/4
         Fourth Quarter Ended March 29, 1997            $12-3/4          $10

         Fiscal 1998
         First Quarter Ended June 28, 1997              $11-1/4          $8-1/2
         Second Quarter Ended September 27, 1997        $12-1/4          $9-3/4
         Third Quarter Ended December 27, 1997          $13-3/8          $10
         Fourth Quarter Ended March 28, 1998            $12-3/4          $10-1/2

(B)      Holders

         As of June 18, 1998, as reported by the Company's transfer agent, shares of Common Stock were held by 85 holders, based upon the number of record holders, including several holders who are nominees for an undetermined number of beneficial owners.


(C)      Dividends

         The Company has not declared or paid a cash dividend during the two fiscal years ended March 28, 1998, and its present policy is to retain any earnings for use in its business.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                       (In thousands, except per share data)

                                            Year          Year          Year          Year          Year
                                           Ended         Ended          Ended         Ended         Ended
                                         March 28,      March 29,     March 30,     April 1,       April 2,
                                           1998           1997           1996         1995           1994
                                          --------      --------       --------      --------     --------
Statement of Income Data:

Net sales                                 $213,770      $227,549       $209,214      $148,783     $107,047
Net income                                   3,915         8,001          8,424         6,921        2,634(1)
Basic earnings per share                  $   0.69      $   1.41       $   1.49      $   1.48     $   0.63(1)
Basic weighted average shares
  outstanding                                5,657         5,679          5,665         4,660        4,160
Diluted earnings per share                $   0.69      $   1.40       $   1.47      $   1.48     $   0.63(1)
Diluted weighted average
  shares outstanding                         5,672         5,720          5,748         4,673        4,162


                                          March 28,     March 29,      March 30,     April 1,      April 2,
                                            1998           1997          1996          1995          1994

Balance Sheet Data:

Working Capital                           $ 51,600      $ 49,696       $ 39,148      $ 42,810     $ 22,076
Total assets                               136,110       131,711        129,156        88,394       67,254
Long-term debt obligations                   3,142         5,862          4,475         3,101        3,834
Stockholders' equity                        69,323        65,586         57,109        50,209       25,373

------------------
(1) Includes an after-tax charge of $1.5 million for compensation expense related to a special management stock award. Also includes an after-tax gain of $0.6 million realized upon the sale of buildings. Assuming these two items did not occur, net income and basic and diluted earnings per share would have been $3.5 million and $0.85, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        The  following  table  sets  forth,  for  the  periods  indicated,   the
percentage of net sales represented by certain items reflected in the Company's Consolidated Financial Statements:

                                           Year Ended        Year Ended         Year Ended
                                         March 28, 1998    March 29, 1997     March 30, 1996
                                         --------------    --------------     --------------

Net sales                                    100.0%              100.0%             100.0%
Gross profit                                  22.4                22.4               23.4
Selling, general & administrative
  expenses                                    17.8                15.7               15.5
Operating income                               4.6                 6.7                7.9
  Interest expense                            (1.2)               (1.2)              (1.2)
  Other income (expense), net                    -                   -                  -
Income before income taxes                     3.4                 5.5                6.7
Income taxes                                   1.6                 2.0                2.7
Net income                                     1.8%                3.5%               4.0%


Year Ended March 28, 1998 ("fiscal 1998") Compared to Year Ended March 29, 1997 ("fiscal 1997")

        Net sales were $213.8 million in fiscal 1998, a decrease of $13.8 million, or 6.1%, as compared to fiscal 1997. The decrease was primarily a result of a decline in sales by the Company's European operations of approximately $16.7 partially offset by an increase in sales by the Company's U.S. operation of $2.9 million. The decline in sales in the Company's European operations is primarily a result of difficulties in the Company's ability to export products built in the Company's United Kingdom facility to other European countries due to the increased cost of these products to the Company's non United Kingdom customers as a result of the increased value of the British pound versus other European currencies.

        Backlog at March 28, 1998 was approximately $36.5 million, compared with approximately $35.5 million at March 29, 1997.

        Gross profit was $47.8 million in fiscal 1998, a decrease of $3.3 million, or 6.4% as compared to fiscal 1998. As a percentage of net sales, gross profit in fiscal 1998 was 22.4% as compared to 22.4% in fiscal 1997. Gross profit as a percent of sales in the Company's European operations declined approximately 4.5 percentage points while gross profit in the Company's U.S. operations increased approximately 2.5 percentage points.

        The decline in European gross profit as a percent of sales is a result of a drop in unit volume and price discounting. Both of these occurrences were primarily a result of the increased costs of the Company's United Kingdom built products to its non United Kingdom customers resulting from the strength of the British pound versus other European currencies. The net decline in European gross profit was offset to some extent as a result of the Company's purchasing its German distributor in August 1997. As a result of this purchase, the Company's fiscal 1998 gross profit includes the distribution margin for sales made to end customers in Germany. This new operation contributed approximately $1.8 million or 0.5 percentage points to consolidated gross profit in fiscal 1998.

        The increase in U.S. gross profit as a percentage of sales is a result of increased margins on the Company's U.S. built machining centers due to cost reduction initiatives and the elimination of price promotions which existed in fiscal 1997.

        Selling, general and administrative expenses in fiscal 1998 were $38.0 million, an increase of $2.4 million, or 6.7%. Of this increase, $2.0 million related to the Company's German distribution operation acquired in fiscal 1998. As a percentage of net sales, selling, general and administrative expenses were 17.8% in fiscal 1998 as compared to 15.7% in fiscal 1997.

        Operating income in fiscal 1998 was $9.7 million, a decrease of $5.7 million, or 36.7%, as compared to fiscal 1997. The decrease in operating income is a result of a decline in the Company's European operation's operating income of $9.9 million, offset to some extent by an increase of $4.2 million in the Company's operating income in its U.S. operations.

        Interest expense was $2.6 million in fiscal 1998, as compared to $2.9 million in fiscal 1997.

         Provision for income taxes was $3.5 million, a decrease of $1.2 million, as compared to fiscal 1997. The effective tax rate was 46.9% in fiscal 1998 as compared to 36.7% in fiscal 1997. The increase in the effective tax rate was primarily a result of losses incurred in the Company's German operations for which no tax benefit was recognized since such benefit could not be currently recognized for income tax reporting purposes. In addition, in fiscal 1997 the effective tax rate was reduced by utilization of German net operating losses generated in the prior year.


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


Foreign Operations

        During fiscal 1998, net sales outside North America represented approximately 41.9% of total net sales, as compared to 46.5% for fiscal 1997. A substantial portion of these net sales were made by the Company's European operations.

         Generally, from time to time, the Company enters into forward exchange contracts to provide economic hedges against foreign currency fluctuations on its intercompany sales transactions between its U.S. and U.K. operations and for payments for certain inventory purchases. At March 28, 1998, the Company had no commitments under any forward purchase contracts.


Liquidity and Capital Resources

        As of March 28, 1998, the Company had working capital of $51.6 million compared with $49.7 million at March 29, 1997. The Company meets its short-term financing needs through cash from operations and its revolving credit facility. The revolving credit facility provides for maximum borrowings of up to $24.5 million in the United States and $19.5 million in the United Kingdom. The borrowing availability is limited to the sum of (a) 80% of eligible accounts receivable plus (b) 40% of eligible inventory (limited to $13.5 million for domestic inventory and $10.0 million for foreign inventory) minus (x) the aggregate amount of outstanding letters of credit and (y) any reserves deemed reasonable by the lenders. The revolving credit facility is available through December 1999. The Company has term loans which aggregate approximately $3.1 million as of March 28, 1998. These loans are repayable monthly with total principal payments of approximately $207,000 per month in the aggregate.


        The table below presents the summary of cash flow for the periods indicated:

                                            FISCAL 1998         FISCAL 1997
                                            -----------         -----------
Net cash provided by (used in)
  operating activities                      $  8,782,000        $ 5,303,000

Net cash provided by (used in)
  investing activities                        (4,871,000)        (3,287,000)

Net cash provided by (used in)
 financing activities                         (2,006,000)        (3,848,000)


        Net cash provided by (used in) operating activities fluctuates between periods primarily as a result of differences in net income, the level of sales activity and the timing of the collection of accounts receivable, purchase of inventory and payment of accounts payable. During fiscal 1998 and 1997, a decrease in the Company's trade accounts receivable provided $1.7 million and $3.8 million, respectively, in cash from operations and an increase in inventory accounted for $0.4 million and $5.5 million, respectively, of cash used in operations.

        The net cash used in investing activities in fiscal 1998 includes the acquisition of certain assets of the Company's German distributor for $1.8 million.

        The Company's short-term liquidity is somewhat affected by seasonal fluctuations in accounts receivable levels. During typical years, the Company's accounts receivable and inventories decrease during the July and August summer holiday period. The January through March period may also experience decreases in receivables as a result of weather conditions.

        The Company believes that cash generated from operations and borrowings available under the revolving credit facility will be sufficient to meet its working capital and capital expenditure requirements for at least 12 months from March 28, 1998. Such facility, together with cash from operations, is expected to be sufficient to enable the Company to meet its working capital and capital expenditure needs for the longer term. However, there can be no assurance that liquidity would not be adversely impacted by a decline in general economic conditions or that future credit facilities will be available.

Changes in Financial Position

         At March 28, 1998, trade accounts receivable increased $0.5 million (1.4%) and inventories increased $3.6 million (5.8%), respectively, as compared to March 29, 1997.


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


Year 2000

         The Company is continuing its assessment of the impact on the Year 2000 issue on its operations. Based on the current status of this assessment, the estimated total costs to be incurred for all Year 2000 related projects are not expected to be material to the Company's business, results of operations or financial condition.




ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Consolidated Financial Statements beginning on page F-1.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission (the
"Commission") within 120 days after the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on September 25, 1998.


ITEM 11.   EXECUTIVE COMPENSATION

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Commission within 120 days after the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on September 25, 1998.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Commission within 120 days after the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on September 25, 1998.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Commission within 120 days after the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on September 25, 1998.


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

(C)      Exhibits

Exhibit
Number
------

              Asset Purchase Agreement, dated June 2, 1995, between Schultz & Braun GmbH, W. P. Werner Schneider and Bridgeport Machines GmbH
2.1.1         a) German version (binding agreement) (d)
2.1.2         b) English translation (d)
3.1           Amended and Restated Certificate of Incorporation (a)
3.2           Amended and Restated Bylaws (a)
4.            See Amended and Restated  Certificate of  Incorporation,  filed as
              Exhibit 3.1 (a)
10.1.1 Plan and Agreement of Recapitalization for the Company dated as of December 15, 1992 (with certain exhibits) (a)
10.1.2 Termination Agreement and Waiver of Nominee Rights, effective March 8, 1995, among the Company and certain stockholders (e)
10.1.3 Termination and Registration Rights Agreement between the Company and Textron Inc. (b)
10.1.4        Notice and Waiver of Textron Inc. (b)
10.1.5 Notice and Waiver of Kansas Debt Fund, as nominee for Kansas Public Employees Retirement System (b)
10.1.6        Notice and Waiver of State of Delaware  Employees  Retirement Fund
              (b)
10.2.1 Revolving Credit and Security Agreement dated as of December 18, 1992, as amended (a)
10.2.2 Amendment No. 4 to Revolving Credit and Security Agreement dated as of December 18, 1992 (a)
10.2.3 Amended and Restated Revolving Credit, Term Loan and Security Agreement dated as of December 23, 1994 (c)
10.2.4 Consent and Amendment No. 2 to Amended and Restated Revolving Credit, Term Loan and Security Agreement (d)
10.2.5 Amendment No. 3 to Amended and Restated Revolving Credit, Term Loan and Security Agreement (g)
10.2.6 Amendment No. 4 to Amended and Restated Revolving Credit, Term Loan and Security Agreement (i)
10.2.7 Amendment No. 5 to Amended and Restated Revolving Credit, Term Loan and Security Agreement (j)
10.2.8 Amendment No. 6 to Amended and Restated Revolving Credit, Term Loan and Security Agreement
10.3.1        Company's 1994 Stock Incentive Plan (a)T
10.3.2        Form of Stock Option Grant under  Company's  1994 Stock  Incentive
              Plan (e) T
10.4.1        Company's 1994 Non-Employee Director Stock Option Plan (a)T
10.4.2 Form of Stock Option Grant under Company's 1994 Non-Employee Director Stock Option Plan (e) T
10.5          Employment Agreement between the Company and Joseph E. Clancy T
10.6          Employment Agreement between the Company and Dan L. Griffith (f)T
10.7 Employment Agreement between Bridgeport Machines Limited and Malcolm Taylor (h)T
10.8 Purchase and Sale Agreement dated as of May 7, 1986 between the Company and Textron Inc. (a)
10.9 Settlement Agreement dated June 22, 1994 between the Company and Textron Inc. (a)

10.10.1 Management Subscription Agreements dated June 30, 1986 (a) 10.10.2 Termination Agreement among the Company and Management Purchasers
              (b) 10.10.3 Notice and Waiver of Lehman  Brothers  Holdings,  Inc.
              (b) Lease Agreement, dated June 2, 1995, between Alu-Billets Produktions GmbH and Bridgeport Machines GmbH
10.11.1       a) German version (binding agreement) (d)
10.11.2       b) English translation (d)
10.12         Employment  Agreement between the Company and Walter C. Lazarcheck
              T
11.           Statement of Calculation of Earnings Per Share (k)
21.           Subsidiaries of the Registrant
23.           Consent of Arthur Andersen LLP
27.           Financial Data Schedule
--------------------

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

(j) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended March 29, 1997

(k) Not included because computation can be determined from material contained in the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

                                           Date:  June 18, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as the dates indicated.

  Signature                           Title                                            Date
  ---------                           -----                                            ----
/s/ Joseph E. Clancy            Chairman of the Board                               June 18, 1998
--------------------
Joseph E. Clancy

/s/ Dan L. Griffith             President, Chief Executive Officer                  June 18, 1998
-------------------             and Director
Dan L. Griffith                 (Principal Executive Officer)

/s/ Walter C. Lazarcheck        Vice President & Chief Financial Officer            June 18, 1998
------------------------
Walter C. Lazarcheck            (Principal Financial and Accounting Officer)

/s/ Robert J. Cresci            Director                                            June 18, 1998
--------------------
Robert J. Cresci

/s/ Eliot M. Fried              Director                                            June 18, 1998
------------------
Eliot M. Fried

/s/Bhikhaji M. Maneckji         Director                                            June 18, 1998
-----------------------
Bhikhaji M. Maneckji

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                       Pages
                                                                       -----



Bridgeport Machines, Inc. and Subsidiaries

       Report of Independent Public Accountants                         F-2

       Consolidated Balance Sheets as of March 28, 1998 and
       March 29, 1997                                                F-3 to F-4

       Consolidated Statements of Income for the three years
       ended March 28, 1998                                             F-5

       Consolidated Statements of Stockholders' Equity for the
       three years ended March 28, 1998                                 F-6

       Consolidated Statements of Cash Flows for the three
       years ended March 28, 1998                                       F-7

       Notes to Consolidated Financial Statements                    F-8 to F-22

       Schedules to Financial Statements are not required               N/A

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Bridgeport Machines, Inc.:


We have audited the accompanying consolidated balance sheets of Bridgeport Machines, Inc. (a Delaware corporation) and subsidiaries as of March 28, 1998 and March 29, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended March 28, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridgeport Machines, Inc. and subsidiaries as of March 28, 1998 and March 29, 1997 and the results of their operations and their cash flows for the three years ended March 28, 1998 in conformity with generally accepted accounting principles.






                                                          /s/ARTHUR ANDERSEN LLP
                                                          ----------------------
                                                             ARTHUR ANDERSEN LLP

Stamford, Connecticut
May 11, 1998

                                 BRIDGEPORT MACHINES, INC.
                                CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 28, 1998 AND MARCH 29, 1997




               ASSETS                                         1998               1997
                                                         -------------      -------------
CURRENT ASSETS:
  Cash .............................................     $   4,892,000      $   2,992,000
  Trade accounts receivable, less allowance
    of $1,551,000 in 1998 and $1,440,000
    in 1997 ........................................        39,236,000         38,691,000
  Inventories ......................................        66,707,000         63,068,000
  Deferred income taxes ............................         3,100,000          3,144,000
  Prepaid expenses and other current assets ........         1,190,000          1,944,000
                                                         -------------      -------------

          Total current assets .....................       115,125,000        109,839,000
                                                         -------------      -------------


PROPERTY, PLANT AND EQUIPMENT:
  Land .............................................           351,000            345,000
  Buildings, improvements and leasehold improvements         4,081,000          3,908,000
  Machinery and equipment ..........................        19,880,000         19,164,000
  Furniture, fixtures and computer systems .........         5,979,000          4,732,000
                                                         -------------      -------------

                                                            30,291,000         28,149,000

           Less:  Accumulated depreciation .........       (10,586,000)        (7,848,000)
                                                         -------------      -------------

  Property, plant and equipment, net ...............        19,705,000         20,301,000
                                                         -------------      -------------

INVESTMENTS IN AND ADVANCES TO AFFILIATES ..........           859,000          1,008,000

OTHER ASSETS, net of accumulated amortization
  of $1,585,000 in 1998 and $1,485,000 in 1997 .....           421,000            563,000
                                                         -------------      -------------

           Total assets ............................     $ 136,110,000      $ 131,711,000
                                                         =============      =============


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                BRIDGEPORT MACHINES, INC.
                               CONSOLIDATED BALANCE SHEETS
                         AS OF MARCH 28, 1998 AND MARCH 29, 1997
                                       (Continued)


       LIABILITIES AND STOCKHOLDERS' EQUITY                  1998                1997
                                                        -------------      -------------

CURRENT LIABILITIES:
  Bank overdrafts .................................     $   2,386,000      $   2,254,000
  Working capital revolver ........................        23,106,000         21,910,000
  Accounts payable ................................        20,153,000         16,568,000
  Accrued expenses ................................        14,396,000         13,055,000
  Income taxes payable ............................         1,001,000          3,794,000
  Current portion of long-term debt obligations ...         2,483,000          2,562,000
                                                        -------------      -------------

          Total current liabilities ...............        63,525,000         60,143,000

LONG-TERM DEBT OBLIGATIONS ........................         3,142,000          5,862,000

OTHER LONG-TERM LIABILITIES .......................           120,000            120,000
                                                        -------------      -------------

          Total liabilities .......................        66,787,000         66,125,000
                                                        -------------      -------------


STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000 shares
    authorized, no shares issued ..................              --                 --
  Common stock, $.01 par value, 13,000,000 shares
    authorized, 5,702,404 shares issued
    at March 28, 1998 and 5,679,361 shares
    issued at March 29, 1997 ......................            57,000             57,000
  Capital in excess of par value ..................        38,513,000         38,285,000
  Retained earnings  - subsequent to reclass-
    ification of $6,750,000 deficit as part of the
    quasi-reorganization as of January 3, 1993 ....        30,991,000         27,076,000
  Cumulative translation adjustment ...............           271,000            168,000

  Treasury stock at cost, 50,000 shares
    at March 28, 1998 .............................          (509,000)              --
                                                        -------------      -------------

          Total stockholders' equity ..............        69,323,000         65,586,000
                                                        -------------      -------------

          Total liabilities & stockholders' equity      $ 136,110,000      $ 131,711,000
                                                        =============      =============

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                       BRIDGEPORT MACHINES, INC.
                                   CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE THREE YEARS ENDED MARCH 28, 1998


                                                  Year Ended          Year Ended          Year Ended
                                               March 28, 1998      March 29, 1997      March 30, 1996
                                               --------------      --------------      --------------
Net sales ..................................     $ 213,770,000      $ 227,549,000      $ 209,214,000

Cost of sales ..............................       165,976,000        176,484,000        160,282,000
                                                 -------------      -------------      -------------

          Gross profit .....................        47,794,000         51,065,000         48,932,000

Selling, general and administrative expenses        38,045,000         35,661,000         32,519,000
                                                 -------------      -------------      -------------

          Operating income .................         9,749,000         15,404,000         16,413,000

Interest expense ...........................        (2,608,000)        (2,858,000)        (2,546,000)

Other income (expenses), net ...............           225,000             90,000            192,000
                                                 -------------      -------------      -------------

          Income before provision for
            income taxes ...................         7,366,000         12,636,000         14,059,000

Provision for income taxes .................         3,451,000          4,635,000          5,635,000
                                                 -------------      -------------      -------------

          Net income .......................     $   3,915,000      $   8,001,000      $   8,424,000
                                                 =============      =============      =============

Basic earnings per share ...................     $        0.69      $        1.41      $        1.49
                                                 =============      =============      =============

Diluted earnings per share .................     $        0.69      $        1.40      $        1.47
                                                 =============      =============      =============

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                                   BRIDGEPORT MACHINES, INC.
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            FOR THE THREE YEARS ENDED MARCH 28, 1998


                                                                       Capital                     Cumulative
                                               Common Stock           in Excess      Retained      Translation      Treasury
                                          Shares       Par Value     of Par Value     Earnings      Adjustment        Stock
                                       -----------    -----------    -----------    -----------    -----------     -----------
BALANCE, April 1, 1995 ............      5,659,383    $    57,000    $38,106,000    $10,651,000    $ 1,395,000     $      --
                                       -----------    -----------    -----------    -----------    -----------     -----------
Net income for the year ended
March 30, 1996 ....................           --             --             --        8,424,000           --              --

Translation adjustment for the year
ended March 30, 1996 ..............           --             --             --             --       (1,677,000)           --

Provision in lieu of income taxes .           --             --            4,000           --             --              --

Issuance of stock for exercises of
stock options .....................         17,314           --          149,000           --             --              --
                                       -----------    -----------    -----------    -----------    -----------     -----------

BALANCE, March 30, 1996 ...........      5,676,697         57,000     38,259,000     19,075,000       (282,000)           --
                                       -----------    -----------    -----------    -----------    -----------     -----------
Net income for the year ended
March 29, 1997 ....................           --             --             --        8,001,000           --              --

Translation adjustment for the year
ended March 29, 1997 ..............           --             --             --             --          450,000            --

Issuance of stock for exercises of
stock options .....................          2,664           --           26,000           --             --              --
                                       -----------    -----------    -----------    -----------    -----------     -----------

BALANCE, March 29, 1997 ...........      5,679,361    $    57,000    $38,285,000    $27,076,000    $   168,000            --
                                       -----------    -----------    -----------    -----------    -----------     -----------
Net income for the year ended
March 28, 1998 ....................           --             --             --        3,915,000           --              --

Translation adjustment for the year
ended March 28, 1998 ..............           --             --             --             --          103,000            --

Issuance of stock for exercises of
stock options .....................         23,043           --          228,000           --             --              --

Purchase of treasury stock ........           --             --             --             --             --          (509,000)
                                       -----------    -----------    -----------    -----------    -----------     -----------

BALANCE, March 28, 1998 ...........      5,702,404    $    57,000    $38,513,000    $30,991,000    $   271,000     $  (509,000)
                                       ===========    ===========    ===========    ===========    ===========     ===========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                             BRIDGEPORT MACHINES, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE THREE YEARS ENDED MARCH 28, 1998

                                                                       Year            Year             Year
                                                                       Ended           Ended            Ended
                                                                     March 28,       March 29,        March 30,
                                                                       1998             1997             1996
                                                                   ------------     ------------     ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net Income ..................................................    $  3,915,000     $  8,001,000     $  8,424,000
                                                                   ------------     ------------     ------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation ............................................       3,341,000        3,166,000        3,100,000
      Amortization ............................................          98,000          128,000          260,000
      Provision in lieu of income taxes .......................            --               --              4,000
      (Increase) decrease in deferred income taxes ............          44,000         (464,000)      (1,126,000)
      Net gain on sale of property, plant and equipment .......          (6,000)         (48,000)         (52,000)
  Changes in operating assets and liabilities, net of
    business acquired:
      Decrease (increase) in net trade accounts receivable ....       1,661,000        3,827,000      (14,356,000)
      Decrease (increase) in inventories ......................        (482,000)      (5,543,000)     (14,102,000)
      Decrease (increase) in prepaid expenses and other
         current assets .......................................         816,000         (633,000)        (131,000)
      Decrease (increase) in other assets .....................         202,000           80,000         (494,000)
      Increase (decrease) in bank overdrafts ..................         132,000          279,000          505,000
      Increase (decrease) in accounts payable and accrued
         expenses .............................................        (939,000)      (3,490,000)       9,514,000
                                                                   ------------     ------------     ------------
          Total adjustments ...................................       4,867,000       (2,698,000)     (16,878,000)
                                                                   ------------     ------------     ------------
          Cash flows provided by (used in) operating activities       8,782,000        5,303,000       (8,454,000)
                                                                   ------------     ------------     ------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
 ACTIVITIES:
  Capital expenditures ........................................      (3,049,000)      (3,433,000)     (15,666,000)
  Proceeds from sale of property, plant and equipment .........          27,000          146,000          130,000
  Purchase of certain assets of a distributor .................      (1,849,000)           --               --
                                                                   ------------     ------------     ------------
          Cash flows provided by (used in) investing activities      (4,871,000)      (3,287,000)     (15,536,000)
                                                                   ------------     ------------     ------------

                                             BRIDGEPORT MACHINES, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE THREE YEARS ENDED MARCH 28, 1998

                                                                       Year            Year             Year
                                                                       Ended           Ended            Ended
                                                                     March 28,       March 29,        March 30,
                                                                       1998             1997             1996
                                                                   ------------     ------------     ------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Sale of common stock ........................................         228,000           26,000          149,000
  Borrowings under working capital revolver ...................      10,999,000       11,402,000       30,111,000
  Repayments under working capital revolver ...................     (10,137,000)     (17,995,000)      (7,203,000)
  Borrowing of other debt .....................................            --          5,000,000        3,610,000
  Payments of other debt and capitalized lease obligations ....      (2,587,000)      (2,281,000)        (999,000)
  Purchase of Treasury Stock ..................................        (509,000)            --               --
                                                                   ------------     ------------     ------------
          Cash flows provided by (used in) financing activities      (2,006,000)      (3,848,000)      25,668,000
                                                                   ------------     ------------     ------------

    Effect of exchange rate changes on cash ...................          (5,000)        (136,000)        (524,000)
                                                                   ------------     ------------     ------------

          Net change in cash ..................................       1,900,000       (1,968,000)       1,154,000
CASH, beginning of period .....................................       2,992,000        4,960,000        3,806,000
                                                                   ------------     ------------     ------------
CASH, end of period ...........................................    $  4,892,000     $  2,992,000     $  4,960,000
                                                                   ============     ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid ...............................................    $  2,682,000     $  2,809,000     $  2,082,000
  Income taxes paid, net ......................................    $  6,667,000     $  4,960,000     $  4,265,000

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            BRIDGEPORT MACHINES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      The Company:

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

             Fiscal year-

             The Company's fiscal year is the 52- or 53-week period ending the Saturday nearest to March 31. Fiscal 1998, 1997 and 1996 ended on March 28, March 29 and March 30, respectively.

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

             Property, plant and equipment-

             Land is stated at cost. As part of a quasi-reorganization implemented on January 3, 1993, the accumulated depreciation related to plant and equipment was netted against the related gross plant and equipment balances as of the date of the quasi-reorganization. Additions since the quasi-reorganization are stated at cost. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the various classes of depreciable assets or, in the case of leasehold improvements, over the terms of the lease, whichever is shorter. Estimated useful lives are as follows:

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

             Research and development costs-

             Research and development costs are expensed as incurred. These costs have been incurred in connection with the design, development and enhancement of the Company's products and include costs to develop software. Research and development expense was $5,364,000, $5,091,000 and $4,634,000 for the years ended March 28, 1998, March 29, 1997 and March 30, 1996, respectively.

             Earnings per share-

             In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), was issued. FAS 128 established new standards for computing and presenting earnings per share. The Company adopted the new standard in the third quarter of fiscal 1998. Previously reported earnings per share amounts have been restated.

             Recently Issued Accounting Pronouncements-

             In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for periods beginning after December 15, 1997. The Company does not expect adoption of the statement to have a significant impact on the presentation of its financial statements.

             In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which changes the way public companies report information about segments. SFAS No. 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly, and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company does not expect adoption of the statement to have a significant impact on the presentation of its financial statements.

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

         Inventories consisted of the following as of March 28, 1998 and March 29, 1997:

                                              1998                       1997
                                         ------------               ------------

             Raw materials                $18,351,000                $21,419,000
             Work-in-process               25,217,000                 21,412,000
             Finished goods                23,139,000                 20,237,000
                                         ------------               ------------

                                          $66,707,000                $63,068,000
                                          ===========                ===========

         Had the FIFO method been used for all inventories, inventory would have been approximately the same value as shown at March 28, 1998 and March 29, 1997. Inventories valued under the LIFO method comprised approximately 48% and 54% of consolidated inventories before the LIFO adjustment at March 28, 1998 and March 29, 1997, respectively.


(4)      Investments in and Advances to Affiliates:

         The Company owns 19.5% of the stock of an entity which designs, develops and markets customized computer aided manufacturing software. In addition, Bridgeport Machines has agreed to provide loans to this entity of up to $250,000. As of March 28, 1998, the Company has a loan receivable of $180,000 outstanding.

         In fiscal 1995, the Company entered into a joint venture agreement under which it owns 48% of a company in the Peoples Republic of China. The purpose of this joint venture is to manufacture machine tools in China. The Company contribution to the joint venture consisted of certain technology, equipment and training services. The net book value of the assets contributed to this joint venture is approximately $735,000.

         In fiscal 1994, the Company entered into a joint venture agreement under which it owns 25% of a company in Indonesia. The purpose of this joint venture is to manufacture machine tools for sale in southeast Asia. As its contribution to the joint venture, the Company is required to contribute certain technology and cash. The required investment for 25% ownership if all capital of the joint venture were to be called, net of certain payments required to be made to Bridgeport Machines by the joint venture, is approximately $1,000,000. Through March 28, 1998, the Company has contributed $278,000 for capital. In fiscal 1997, the Company agreed to increase its ownership of the joint venture company to 40%. The increased ownership could result in an additional investment of $900,000 if all authorized capital of the joint venture company is called. As of March 28, 1998, the joint venture company had no substantive activities. Development of the joint venture has been suspended due to the current economic and political environment in Indonesia.

(5)      Accrued Expenses:

         Accrued expenses consisted of the following as of March 28, 1998 and March 29, 1997:

                                                        1998             1997
                                                   ------------     ------------

              Payroll and related accruals         $  3,563,000     $  3,655,000
              Accrued insurance                       2,450,000        2,546,000
              Warranty reserves                       4,100,000        3,284,000
              Other                                   4,283,000        3,570,000
                                                   ------------     ------------

                                                    $14,396,000      $13,055,000
                                                    ===========      ===========

(6)      Financial Instruments:

         From time to time, the Company enters into forward exchange contracts to provide economic hedges against foreign currency fluctuations on its intercompany payables and future inventory purchases. At March 28, 1998, the Company has no commitments under forward purchase contracts.

         Gains (losses) on foreign currency transactions, which are included in other expense, net in the consolidated statements of income, were $(114,000), $61,000 and $40,000 for the years ended March 28, 1998,
         March 29, 1997 and March 30, 1996, respectively.

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

         At March 28, 1998 and March 29, 1997, the amounts outstanding were as follows:

                                                             Borrowings Outstanding
                                                             ----------------------
                                                           1998                 1997
                                                       -----------          -----------
         U.S. Revolver prime based borrowings:
           (8.75% at March 28, 1998 and 8.75% at
           March 29, 1997)                            $  3,876,000           $2,089,000

         U.S. Revolver LIBOR based borrowings:
           (7.6836%)                                     5,500,000                    -
           (7.5938%)                                             -            6,500,000

         U.K. Revolver LIBOR based borrowings:
           (9.6675%)                                     7,682,000                    -
           (9.6875%)                                     3,528,000                    -
           (9.7475%)                                     2,520,000                    -
           (8.1875%)                                             -            7,453,000
           (8.2500%)                                             -            5,868,000
                                                       -----------          -----------

                                                       $23,106,000          $21,910,000
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

(8)      Debt Obligations:

         Debt obligations consisted of the following as of March 28, 1998 and March 29, 1997:

                                           1998             1997
                                      -----------      -----------
           Variable rate term loan     $ 2,931,000      $ 4,606,000

           Fixed rate term loan          2,694,000        3,809,000
           Other                                --            9,000
                                       -----------      -----------

                                         5,625,000        8,424,000

           Less:  current portion       (2,483,000)      (2,562,000)
                                       -----------      -----------

           Long-term portion           $ 3,142,000      $ 5,862,000
                                       ===========      ===========

         The variable rate term loan borrowings are repayable monthly through December 1999 with total principal installment payments amounting to approximately $140,000 per month. The Company has two interest rate options for the variable rate term loans: prime rate plus 0.50% and Eurodollar rate plus 2.50%. As of March 28, 1998, the term loans bear interest at 7.9% through March 31, 1998, at which time a new interest option election will be made.

         In August 1996, the Company borrowed the fixed rate term loan. This term loan bears interest at 7.345% and is repayable in 39 monthly principal installments of approximately $67,000 which began in September 1996 and a final payment in December 1999 of the remaining unpaid balance.

(9)      Acquisition of Assets:

         In June 1995, the Company acquired, through a newly formed subsidiary, for (pound)6,000,000 (approximately $9,600,000) certain assets of a bankrupt German machine tool manufacturer. The assets acquired consist of machinery and equipment that have been used by the Company to establish operations in the Republic of Germany.

         On August 1, 1997, the Company acquired certain assets and assumed certain liabilities of its German distributor. The acquisition was accounted for as a purchase. The Company paid approximately $1,800,000 in cash for the assets acquired and assumed approximately $2,500,000 of liabilities. The purchase price approximated book value. The purchase did not meet the significant subsidiary rules of SEC reporting requirements.

(10)     Segment and Customer Information:

                             Year Ended         Year Ended         Year Ended
                           March 28, 1998     March 29, 1997     March 30, 1996
                           --------------     --------------     --------------
Net Sales:
  Domestic ............     $ 124,241,000      $ 121,766,000      $ 121,802,000
  Foreign .............        83,031,000         99,669,000         80,281,000
  Export ..............         6,498,000          6,114,000          7,131,000
                            -------------      -------------      -------------

       Total ..........     $ 213,770,000      $ 227,549,000      $ 209,214,000
                            =============      =============      =============

Operating Income:
  Domestic and Export .     $   8,360,000      $   4,194,000      $   7,272,000
  Foreign .............         1,121,000         11,032,000         10,230,000
  Eliminations ........           268,000            178,000         (1,089,000)
                            -------------      -------------      -------------

              Total ...     $   9,749,000      $  15,404,000      $  16,413,000
                            =============      =============      =============

Identifiable Assets:
   Domestic and Export      $  87,945,000      $  85,393,000      $  90,336,000
   Foreign ............        72,803,000         66,740,000         64,019,000
   Eliminations .......       (24,638,000)       (20,422,000)       (25,199,000)
                            -------------      -------------      -------------

              Total ...     $ 136,110,000      $ 131,711,000      $ 129,156,000
                            =============      =============      =============

Net Assets:
    Domestic and Export     $  59,064,000      $  54,477,000      $  47,771,000
    Foreign ...........        23,256,000         23,260,000         20,861,000
    Eliminations ......       (12,997,000)       (12,151,000)       (11,523,000)
                            -------------      -------------      -------------

       Total ..........     $  69,323,000      $  65,586,000      $  57,109,000
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

(11)     Income Taxes:


         The provision for income taxes on earnings consisted of the following:

                              Year Ended         Year Ended         Year Ended
                            March 28, 1998     March 29, 1997     March 30, 1996
                              -----------        --------------      ---------
Current:
  Federal .............       $ 2,591,000        $ 1,655,000        $ 2,629,000
  Foreign .............            49,000          3,052,000          3,458,000
  State and local .....           767,000            392,000            670,000
                              -----------        -----------        -----------

                                3,407,000          5,099,000          6,757,000
                              -----------        -----------        -----------

Deferred:
  Federal .............           134,000           (287,000)          (895,000)
  Foreign .............           (88,000)           (89,000)           (22,000)
  State and local .....            (2,000)           (88,000)          (209,000)
                              -----------        -----------        -----------

                                   44,000           (464,000)        (1,126,000)
                              -----------        -----------        -----------

Other: ................              --                 --                4,000
                              -----------        -----------        -----------

                              $ 3,451,000        $ 4,635,000        $ 5,635,000
                              ===========        ===========        ===========

         The tax provisions differ from amounts computed by applying the U.S. statutory federal income tax rate due to the following:

                                  Year Ended         Year Ended         Year Ended
                                March 28, 1998     March 29, 1997     March 30, 1996
                                  -----------        --------------      ---------
Federal income
  tax expense  at
  statutory rates ..........      $ 2,504,000      $ 4,423,000       $ 4,921,000
State taxes ................          505,000          198,000           305,000
Foreign provision
  on income (loss) of
  foreign subsidiaries
  different than
  statutory rate ...........          330,000         (321,000)          347,000
Other ......................          112,000          335,000            62,000
                                  -----------      -----------       -----------

                                  $ 3,451,000      $ 4,635,000       $ 5,635,000
                                  ===========      ===========       ===========

         Pretax  foreign  income  (loss)  was  $(1,085,000),   $9,384,000,   and
         $8,826,000 for the years ended March 28, 1998, March 29, 1997 and March 30, 1996, respectively.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. The items which comprise net deferred income taxes are as follows:


                                           March 28, 1998   March 29, 1997
                                            -----------      -----------

       Inventory basis differences ....     $   300,000      $    53,000
       Depreciation and amortization ..        (547,000)        (476,000)
       Liabilities and reserves not
         currently tax deductible .....       3,468,000        3,846,000
       Net operating loss carryforwards         450,000             --
       Other ..........................         (60,000)        (218,000)
       Valuation reserves .............        (511,000)         (61,000)
                                            -----------      -----------


                                            $ 3,100,000      $ 3,144,000
                                            ===========      ===========


(12)     Commitments and Contingencies:

         Minimum future operating lease obligations at March 28, 1998, by year and in the aggregate, are as follows:

                       1999                          $1,690,000
                       2000                           1,407,000
                       2001                           1,006,000
                       2002                             933,000
                       2003                             299,000
                       Thereafter                       339,000


         Operating leases relate principally to manufacturing, office and warehouse facilities with non-cancellable portion expiring on various dates through the year 2011. Operating lease expense for the years March 28, 1998, March 29, 1997 and March 30, 1996 approximated $1,649,000, $1,743,000 and $1,455,000, respectively.

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

         The Company has employment agreements with several employees under which the Company is required to pay total salaries for these employees of approximately $735,000 annually. The term of each agreement continues until the earlier of the employee's retirement, death, disability or voluntary termination.

         The Company has outstanding letters of credit at March 28, 1998 of approximately $1,690,000 principally related to insurance programs.

(13)     Employee Benefit Plans:

         The Company has an employee profit sharing plan which covers substantially all U.S. employees and allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Company contributions are made at the discretion of the Board of Directors. For the years ended March 28, 1998, March 29, 1997 and March 30, 1996, the Company recorded expense of approximately $808,000, $754,000 and $879,000, respectively.

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

         The pension cost for each of the last three fiscal years for the Bridgeport Plan is comprised of the following:

                                                   1998            1997             1996
                                               -----------      -----------      -----------
             Service cost (net of
               employee contributions) ...     $   625,000      $   312,000      $    60,000
             Interest cost ...............       1,833,000        1,555,000        1,377,000
             Actual return on plan assets       (4,014,000)      (1,340,000)      (3,529,000)
             Net amortization and deferral       2,151,000         (629,000)       2,225,000
             Other .......................         975,000           75,000             --
                                               -----------      -----------      -----------

                                               $ 1,570,000      $   (27,000)     $   133,000
                                               ===========      ===========      ===========

         Based on the latest actuarial information available, the following table shows the funded status of the Bridgeport Plan and amounts recognized in the balance sheet as of March 28, 1998 and March 29, 1997.

                                                      1998              1997
                                                 ------------      ------------
Actuarial present value of accumulated
   benefit obligations:
     Vested ................................     $ 26,540,000      $ 20,748,000
     Nonvested .............................          268,000           305,000
                                                 ------------      ------------

                                                 $ 26,808,000      $ 21,053,000
                                                 ============      ============

Actuarial present value of projected
   benefit obligation ......................     $ 27,938,000      $ 21,710,000
Plan assets (primarily equity
   securities and fixed interest
   deposits) ...............................       25,978,000        20,787,000
                                                 ------------      ------------

Plan assets less than benefit obligation ...       (1,960,000)         (923,000)
Unrecognized net losses ....................          980,000           733,000
Other ......................................          150,000           (75,000)
                                                 ------------      ------------

Pension liability ..........................     $   (830,000)     $   (265,000)
                                                 ============      ============

         Following are the significant assumptions used by the plan's actuary:


                                                           1998            1997
                                                           ----            ----


             Discount rate                                 6.75%           8.25%
             Rate of increase in compensation levels       4.25%           5.50%
             Long-term rate of return on assets            7.50%           9.00%


(14)     Stock Option Plan and Stock Awards:

         The Company maintains the 1994 Stock Option Plan, as amended, pursuant to which the Company can issue stock options, stock appreciation rights, stock bonuses, restricted stock awards, performance units and phantom stock. The Company reserved 409,750 shares of common stock for issuance under this plan, of which 86,030 are available for future issuance. Each option granted vests and becomes exercisable over a period of three years at a rate of one third annually and expires five years from the date of grant.

         In addition, the Company maintains the 1994 Non-Employee Director Stock Option Plan, as amended, under which 120,000 shares of common stock were reserved for issuance; 70,000 shares are available for future issuance under this plan. This plan has a term of ten years and annually each non-employee director will be automatically granted an option to purchase 2,000 shares of common stock. Each option granted under this plan vests and becomes exercisable over a period of three years at a rate of one third annually and expires five years from the date of grant. The exercise prices of all future options granted will be the fair market value of the common stock on the day prior to the date the option is granted.

         The following table summarizes the activity under the plans:

                                                               Weighted Average
                                                 Options         Exercise Price
                                                 -------         --------------
         April 1, 1995                           216,810              $10.09
             Options issued                       28,500               16.18
             Options exercised                   (17,314)               8.65
             Options cancelled                   (12,210)               9.77
                                                --------
         March 30, 1996                          215,786               11.03
             Options issued                       40,500               12.12
             Options exercised                    (2,664)              10.00
             Options cancelled                   (13,502)              13.31
                                                 -------
         March 29, 1997                          240,120               11.09
             Options issued                      133,600               10.75
             Options exercised                   (23,043)               9.88
             Options cancelled                   (15,834)              10.40
                                                 -------
         March 28, 1998                          334,843              $11.08
                                                 =======

         As of March 28, 1998, of the options outstanding, 137,243, 12,000 and 14,500 are exercisable at a weighted average exercise price of $10.18, $16.25 and $13.51, respectively, and expire in fiscal 2000, 2001 and 2002, respectively.

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

         The Company used the Black-Scholes model to value the stock options granted. This model may not be indicative of the actual fair value of such options were a ready market available. The weighted average assumptions used to estimate the value of the options and the weighted average estimated fair value of an option granted, are as follows:

                                                    1998                   1997
                                                   -----                  -----
                Term (years)                           5                      5
                Volatility                            26%                    56%
                Risk-free interest rate             6.75%                  6.75%
                Dividend yield                         0                      0
                Weighted average fair value        $3.92                  $7.73

         Had the Company determined compensation cost based upon the fair value at the date of grant for its stock options under FAS 125, the Company's net income and earnings per share would have been reduced to the proforma results below:

                                          1998           1997           1996
                                       ----------     ----------     ----------

Proforma net income                    $3,849,000     $7,953,000     $8,409,000
Proforma basic earnings per share           $0.68          $1.40          $1.48
Proforma diluted earnings per share         $0.68          $1.39          $1.46


         Proforma computations for purposes of FAS 123 only consider the portion of the estimated fair value of awards earned in the three years ended March 28, 1998. Additional awards in future years would effect the computations for future years.


(15)     Earnings Per Share

         Basic earnings per common share for the three years ended March 28, 1998 are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for the three years ended March 28, 1998 are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares which are determined as follows:

                                                  1998          1997          1996
                                               ---------     ---------     ---------
Weighted average common shares outstanding     5,657,000     5,679,000     5,665,000
Effect of dilutive options to purchase
  common stock ...........................        15,000        41,000        83,000
                                               ---------     ---------     ---------
Adjusted weighted average common shares ..     5,672,000     5,720,000     5,748,000
                                               =========     =========     =========

         Dilutive potential common shares are calculated in accordance with the treasury stock method which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The number of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

         Stock options to purchase 73,000 shares of common stock at prices ranging from $11.44 to $16.25 per share were outstanding at March 28, 1998 and March 29, 1997, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock. These options expire in fiscal years 2000 to 2002.

(16)     Quarterly Financial Data (Unaudited)

                                     (In thousands, except per share amounts)
                                 1st Qtr      2nd Qtr       3rd Qtr      4th Qtr
                                --------     --------      --------     --------
Fiscal 1998
Net sales .................     $ 54,546     $ 44,896      $ 58,728     $ 55,600
Operating income ..........        3,333         (150)        3,322        3,244
Net income ................        1,501         (757)        1,724        1,447
Basic earnings per share ..     $   0.26     ($  0.13)     $   0.31     $   0.26
Diluted earnings per share      $   0.26     ($  0.13)     $   0.31     $   0.26

Fiscal 1997
Net sales .................     $ 62,214     $ 51,478      $ 59,779     $ 54,078
Operating income ..........        4,991        3,246         3,770        3,397
Net income ................        2,725        1,609         1,938        1,729
Basic earnings per share ..     $   0.48     $   0.28      $   0.34     $   0.30
Diluted earnings per share      $   0.47     $   0.28      $   0.34     $   0.30


Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total computed for the year. In accordance with FAS 128, earnings per share for previously reported periods have been restated.

                                INDEX TO EXHIBITS


                                    EXHIBITS


Exhibit
Number                            Description
------                            -----------
         Asset Purchase Agreement, dated June 2, 1995, between Schultz & Braun GmbH, W. P. Werner Schneider and Bridgeport Machines GmbH
2.1.1    a) German version (binding agreement) (d)
2.1.2    b) English translation (d)
3.1      Amended and Restated Certificate of Incorporation (a)
3.2      Amended and Restated Bylaws (a)
4.       See Amended and Restated Certificate of Incorporation, filed as Exhibit
         3.1 (a)
10.1.1 Plan and Agreement of Recapitalization for the Company dated as of December 15, 1992 (with certain exhibits) (a)
10.1.2 Termination Agreement and Waiver of Nominee Rights, effective March 8, 1995, among the Company and certain stockholders (e)
10.1.3 Termination and Registration Rights Agreement between the Company and Textron Inc. (b)
10.1.4   Notice and Waiver of Textron Inc. (b)
10.1.5 Notice and Waiver of Kansas Debt Fund, as nominee for Kansas Public Employees Retirement System (b)
10.1.6   Notice and Waiver of State of Delaware Employees Retirement Fund (b)
10.2.1 Revolving Credit and Security Agreement dated as of December 18, 1992, as amended (a)
10.2.2 Amendment No. 4 to Revolving Credit and Security Agreement dated as of December 18, 1992 (a)
10.2.3 Amended and Restated Revolving Credit, Term Loan and Security Agreement dated as of December 23, 1994 (c)
10.2.4 Consent and Amendment No. 2 to Amended and Restated Revolving Credit, Term Loan and Security Agreement (d)
10.2.5 Amendment No. 3 to Amended and Restated Revolving Credit, Term Loan and Security Agreement (g)
10.2.6 Amendment No. 4 to Amended and Restated Revolving Credit, Term Loan and Security Agreement (i)
10.2.7 Amendment No. 5 to Amended and Restated Revolving Credit, Term Loan and Security Agreement (j)
10.2.8 Amendment No. 6 to Amended and Restated Revolving Credit, Term Loan and Security Agreement
10.3.1   Company's 1994 Stock Incentive Plan (a)T
10.3.2   Form of Stock Option Grant under  Company's  1994 Stock  Incentive Plan
         (e) T
10.4.1   Company's 1994 Non-Employee Director Stock Option Plan (a)T
10.4.2 Form of Stock Option Grant under Company's 1994 Non-Employee Director Stock Option Plan (e) T
10.5     Employment Agreement between the Company and Joseph E. Clancy T
10.6     Employment Agreement between the Company and Dan L. Griffith (f)T
10.7 Employment Agreement between Bridgeport Machines Limited and Malcolm Taylor (h)T
10.8 Purchase and Sale Agreement dated as of May 7, 1986 between the Company and Textron Inc. (a)
10.9 Settlement Agreement dated June 22, 1994 between the Company and Textron Inc. (a)

10.10.1 Management Subscription Agreements dated June 30, 1986 (a) 10.10.2 Termination Agreement among the Company and Management Purchasers (b)
         10.10.3 Notice and Waiver of Lehman Brothers Holdings, Inc. (b) Lease Agreement, dated June 2, 1995, between Alu-Billets Produktions GmbH and Bridgeport Machines GmbH
10.11.1  a) German version (binding agreement) (d)
10.11.2  b) English translation (d)
10.12    Employment Agreement between the Company and Walter C. Lazarcheck T
11.      Statement of Calculation of Earnings Per Share (k)
21.      Subsidiaries of the Registrant
23.      Consent of Arthur Andersen LLP
27.      Financial Data Schedule
--------------------

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

(j) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended March 29, 1997

(k) Not included because computation can be determined from material contained in the Consolidated Financial Statements included in this Annual Report on Form 10-K.

T A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report.