Form 10-Q
period 1998-06-27
BRIDGEPORT MACHINES INC
filed 1998-08-05
CIK 931125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                   -----------

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                For the Quarterly Period Ended June 27, 1998

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

                              Yes [ X ]      No [   ]


The number of shares of Issuer's Common Stock, $.0l par value, outstanding on June 27, l998 was 5,654,404 shares.

                            BRIDGEPORT MACHINES, INC.
                                AND SUBSIDIARIES




                                      INDEX


Part I - FINANCIAL INFORMATION
------------------------------

Item l.             FINANCIAL STATEMENTS

                    Consolidated Balance Sheets as of
                    June 27, 1998 and March 28, 1998

                    Consolidated Statements of Income for
                    the three month periods ended June 27,
                    1998 and June 28, 1997

                    Consolidated Statements of Stockholders'
                    Equity for the three month periods ended
                    June 27, 1998 and June 28, 1997

                    Consolidated Statements of Cash Flows
                    for the three month periods ended
                    June 27, 1998 and June 28, 1997

                    Notes to Consolidated Financial Statements

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS.


Part II - OTHER INFORMATION

Item l-4.           OTHER INFORMATION

Item 5.             OTHER INFORMATION

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K

Signatures

                            BRIDGEPORT MACHINES, INC.

                           FORWARD LOOKING STATEMENTS



         The Private Securities Litigation Reform of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q and the Company's previously filed Annual Reports on Form 10-K is forward-looking, such as information relating to the expansion of the use of the Company's products into the factory floor market, expansion of the Company's marketing efforts into foreign markets, the Company's ability to develop additional sources of supply, the Company's shipment of its current backlog, the Company's expected expenditures on environmental matters, the Company's use of cash in operating activities, the Company's ability to satisfactorily resolve any outstanding litigation, the ability of the Company to meet working capital needs, and the effect on the Company of the adoption of certain accounting standards. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to general economic conditions, product introductions, contingent liabilities, changes in currency exchange rates, the mix of products sold and the profit margins thereon, order cancellations or reduced bookings by customers or distributors, discounting necessitated by price competition, and general market conditions.

                            BRIDGEPORT MACHINES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)


                                                       June 27,        March 28,
                                                         l998             l998
                                                      ---------       ---------
          ASSETS
CURRENT ASSETS:
        Cash ...................................      $   5,409       $   4,892
        Trade accounts receivable,
          less allowance of $1,580
          and $1,551, respectively .............         35,839          39,236
        Inventories ............................         69,731          66,707
        Deferred income taxes ..................          3,100           3,100
        Prepaid expenses and other current
          assets ...............................            866           1,190
                                                      ---------       ---------

            Total current assets ...............        114,945         115,125

PROPERTY, PLANT AND EQUIPMENT
        Land ...................................            348             351
        Buildings, improvements and
          leasehold improvements ...............          4,093           4,081
        Machinery and equipment ................         20,333          19,880
        Furniture and fixtures .................          6,109           5,979
                                                      ---------       ---------
                                                         30,883          30,291


Less:  Accumulated depreciation ................        (11,395)        (10,586)
                                                      ---------       ---------

             Property, plant and equipment,
               net .............................         19,488          19,705
                                                      ---------       ---------

INVESTMENTS IN AND ADVANCES TO AFFILIATES ......          1,090             859

OTHER ASSETS, net of accumulated
  amortization of $1,608
  and $1,585 respectively ......................            347             421
                                                      ---------       ---------

             Total assets ......................      $ 135,870       $ 136,110
                                                      =========       =========


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            BRIDGEPORT MACHINES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                        June 27,       March 28,
                                                          l998            l998
                                                       ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Bank overdrafts ..........................     $   1,466      $   2,386
        Working capital revolver .................        23,771         23,106
        Accounts payable .........................        18,987         20,153
        Accrued expenses .........................        15,582         14,396
        Income taxes payable .....................         1,233          1,001
        Current portion of long-term debt
          obligations ............................         2,490          2,483
                                                       ---------      ---------

             Total current liabilities ...........        63,529         63,525

LONG-TERM DEBT OBLIGATIONS .......................         2,537          3,142
OTHER LONG-TERM LIABILITIES ......................           120            120
                                                       ---------      ---------

             Total liabilities ...................        66,186         66,787

STOCKHOLDERS' EQUITY
        Preferred stock, $.0l par value,
          2,000,000 shares authorized,
          no shares issued .......................          --             --
        Common stock, $.0l par value,
          13,000,000 shares authorized;
          5,704,404 shares issued at June 27,
          1998 and 5,702,404 shares issued
          and outstanding at March 28, 1998 ......            57             57
        Capital in excess of par value ...........        38,533         38,513
        Retained earnings--subsequent to
          reclassification of $6,750
          deficit as part of the quasi-
          reorganization as of January 3,
          l993 ...................................        31,538         30,991
        Other comprehensive income:
          Cumulative translation adjustment ......            65            271
        Treasury stock at cost, 50,000 shares ....          (509)          (509)
                                                       ---------      ---------

             Total stockholders' equity ..........        69,684         69,323
                                                       ---------      ---------

             Total liabilities and stock-
             holders' equity .....................     $ 135,870      $ 136,110
                                                       =========      =========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            BRIDGEPORT MACHINES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                THREEMONTHS ENDED JUNE 27, 1998 AND JUNE 28, 1997
                    (In Thousands, Except Per Share Amounts)


                                                    June 27,            June 28,
                                                      1998                1997
                                                    --------           --------
Net sales ................................          $ 51,086           $ 54,546
Cost of sales ............................            39,943             41,934
                                                    --------           --------


  Gross profit ...........................            11,143             12,612
Selling, general and
  administrative expenses ................             9,567              9,279
                                                    --------           --------

    Operating income .....................             1,576              3,333
Interest expense .........................              (630)              (644)
Other income (expense), net ..............               (82)              (130)
                                                    --------           --------
    Income before provision
      for income taxes ...................               864              2,559
Provision for income taxes ...............               317              1,058
                                                    --------           --------
    Net income ...........................          $    547           $  1,501
                                                    ========           ========


Basic earnings per share .................          $    .10           $    .26
                                                    ========           ========


Diluted earnings per share ...............          $    .10           $    .26
                                                    ========           ========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                                    BRIDGEPORT MACHINES, INC.

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   FOR THE THREE MONTHS ENDED JUNE 27, 1998 AND JUNE 28, 1997
                                                         (In Thousands)


                                                                                    ACCUMULATED
                                                                                      OTHER
                                                                                   COMPREHENSIVE
                                                                                      INCOME:
                                                   CAPITAL IN                       CUMULATIVE                          TOTAL
                                      COMMON        EXCESS OF        RETAINED       TRANSLATION       TREASURY       STOCKHOLDERS'
                                       STOCK        PAR VALUE        EARNINGS        ADJUSTMENT         STOCK           EQUITY
BALANCE, March 29, 1997 .....        $     57        $ 38,285        $ 27,076         $    168            --           $ 65,586
                                                                                                                       --------
Comprehensive Income:
  Net income for the three
    months ended June 28,
                         1997            --              --             1,501             --              --              1,501
  Other Comprehensive Income:
    translation adjustment
      for the three months
      ended June 27, 1998 ...            --              --              --                180            --                180
                                                                                                                       --------
        Total Comprehensive
        Income ..............                                                                                             1,681
                                     --------        --------        --------         --------        --------         --------

BALANCE, June 28, 1997 ......        $     57        $ 38,285        $ 28,577         $    348            --           $ 67,267
                                     ========        ========        ========         ========        ========         ========


BALANCE, March 28, 1998 .....        $     57        $ 38,513        $ 30,991         $    271        $   (509)        $ 69,323
                                                                                                                       --------

Comprehensive Income:
  Net income for the three
    months ended June 27,
    l998 ....................            --              --               547             --              --                547
  Other Comprehensive Income:
    translation adjustment
      for the three months
      ended June 27, 1998 ...            --              --               --              (206)           --               (206)
                                                                                                                       --------
          Total Comprehensive
          Income ............                                                                                               341
                                                                                                                       --------
Exercise of stock options
  for common stock ..........            --                20            --               --              --                 20
                                     --------        --------        --------         --------        --------         --------

BALANCE, June 27, 1998 ......        $     57        $ 38,533        $ 31,538         $     65        $   (509)        $ 69,684
                                     ========        ========        ========         ========        ========         ========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            BRIDGEPORT MACHINES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED JUNE 27, 1998 AND JUNE 28, 1997
                                 (In Thousands)


                                                         June 27,       June 28,
                                                           1998           1997
                                                         -------        -------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
  Net income .....................................       $   547        $ 1,501
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
         Depreciation and amortization ...........           867            790
         Net (gain) on sale of property,
        plant and equipment ......................           (13)            (3)
Changes in operating assets and
    liabilities:
    (Increase) decrease in net trade
      accounts receivable ........................         3,217           (578)
    (Increase) decrease in inventories ...........        (3,373)         2,548
    (Increase) decrease in prepaid expenses
      and other current assets ...................           321            465
    (Increase) decrease in other assets ..........          (187)           410
    Increase (decrease) in bank overdrafts .......          (920)          (491)
    Increase (decrease) in accounts payable
      and accrued expenses .......................           489           (888)
                                                         -------        -------

      Total adjustments ..........................           401          2,253
                                                         -------        -------

    Cash flows provided by (used in)
      operating activities .......................           948          3,754
                                                         -------        -------

CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES:
  Capital expenditures ...........................          (628)          (896)
  Proceeds from sale of property,
    plant and equipment ..........................            17              3
                                                         -------        -------

    Cash flows provided by (used in)
      investing activities .......................          (611)          (893)
                                                         -------        -------

                            BRIDGEPORT MACHINES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED JUNE 27, 1998 AND JUNE 28, 1997
                                 (In Thousands)


                                                        June 27,       June 28,
                                                          1998           l997
                                                        -------         -------
CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES:

  Sale of common stock .........................             20            --
  Borrowings (payments) under working
    capital revolver, net ......................            813          (2,739)
  Payments of other debt and
    capitalized lease obligations ..............           (661)           (671)
                                                        -------         -------

    Cash flows provided by (used in)
      financing activities .....................            172          (3,410)
                                                        -------         -------
  Effect of exchange rate changes
    on cash ....................................              8              (4)
                                                        -------         -------

    Net change in cash .........................            517            (553)
  CASH, begining of period .....................          4,892           2,992
                                                        -------         -------

  CASH, end of period ..........................        $ 5,409         $ 2,439
                                                        =======         =======

  SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid ................................        $   708         $   673
  Income taxes paid, net .......................             86             151


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

         The consolidated balance sheet as of June 27, 1998 and the related consolidated statements of income, stockholders' equity and cash flows for the three months ended June 27, 1998 and June 28, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of or for the periods ended June 27, 1998 and June 28, 1997 have been made. The accounting principles followed during interim periods are generally consistent with those applied for annual periods and are described in the Company's financial statements included in its Form 10-K filed with the Securities and Exchange Commission (the "SEC").


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


3.       EARNINGS PER SHARE

         In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), was issued. FAS 128 established new standards for computing and presenting EPS. The Company adopted the new standard in the third quarter of fiscal 1998. Earnings per share information for prior periods has been restated using the new guidelines.

         Basic earnings per common share for the three months ended June 27, 1998 and June 28, 1997 are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for the three months ended June 27, 1998 and June 28, 1997 are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares which are determined as follows:


                                              1998            1997
                                           ---------        ---------

         Weighted average common
           shares outstanding              5,654,000        5,679,000
         Effect of dilutive options
           to purchase common stock           34,000            4,000
         Adjusted weighted average
           common shares                   5,688,000        5,683,000


         Stock options to purchase 88,500 and 84,500 shares of common stock at June 27, 1998 and June 28, 1997, respectively, at prices ranging from $11.00 to $16.25 and from $11.44 to $16.25 per share were outstanding at June 27, 1998 and June 28, 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock. These options expire in fiscal years 2000 to 2002.

         Dilutive potential common shares are calculated in accordance with the treasury stock method which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The number of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.


4.       COMPREHENSIVE INCOME

         In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") was issued. FAS 130 requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the three months ended June 27, 1998 and June 28, 1997 presented below include foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items.


                                                       1998               1997
                                                       ----               ----
                                                        (amounts in thousands)

         Net income                                    $547             $1,501
         Foreign currency translation adjustments      (206)               180
                                                       ----             ------
         Comprehensive income                          $341             $1,681
                                                       ====             ======

5.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which changes the way public companies report information about segments. SFAS No. 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly, and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The first disclosure required by this statement is required in the Company's annual financial statements for the year ending April 3, 1999. The Company does not expect adoption of the statement to have a significant impact on the presentation of its financial statements.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which provides new guidelines for accounting for derivative instruments. The Company is currently analyzing what, if any, impact the new guideline will have on the Company. This new statement is effective for financial periods beginning after June 15, 1999.

                   BRIDGEPORT MACHINES, INC. AND SUBSIDIARIES


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated financial statements:

                                                  THREE MONTHS ENDED
                                         June 27, 1998             June 28, 1997
                                         -------------             -------------


Net sales                                    100.0%                     100.0%
Gross profit                                  21.8%                      23.1%
Selling, general and adminis-
  trative expenses                            18.7%                      17.0%
Operating income                               3.1%                       6.1%
Interest expense                              (1.2%)                     (1.2%)
Other income (expense), net                   (0.2%)                     (0.2%)
Income tax expense                             0.6%                       1.9%
Net income                                     1.1%                       2.8%




COMPARISON OF THE THREE MONTHS ENDED JUNE 27, 1998 ("FIRST QUARTER OF FISCAL 1999") TO THE THREE MONTHS ENDED JUNE 28, 1997 ("FIRST QUARTER OF FISCAL 1998")

         Net sales were $51.1 million in the first quarter of fiscal l999, a decrease of $3.5 million, or 6.3%, as compared to the first quarter of fiscal l998. The decrease in sales is primarily due to a $5.9 million or 18.5% decline in sales in North America and a $2.3 million or 73.9% decline in sales in Asia offset somewhat by a $4.2 million or 21.2% increase in sales in Europe. The Company experienced a decline in demand for its products in North America and an increase in demand in continental Europe for its products during the quarter.

         Backlog at June 27, 1998 was approximately $38.1 million compared with $36.5 million at March 28, 1998. The Company's backlog balances fluctuate as a result of many factors including length of time to deliver products, new product introductions and market conditions.

         Gross profit was $11.1 million in the first quarter of fiscal l999, a decrease of $1.5 million, or 11.6%, as compared to the first quarter of fiscal l998. The decline in gross profit is primarily a result of lower sales and production volumes in the Company's U.S. operations. Gross profit as a percent of sales was 21.8% in the first quarter of fiscal 1999 as compared to 23.1% in the first quarter of fiscal 1998.

         Selling, general and administrative expenses were $9.6 million in the first quarter of fiscal l999, an increase of $0.3 million, or 3.1%, as compared to the first quarter of fiscal l998. The increase in dollar amount consisted primarily of increases in salaries and selling commissions related to the Company's direct selling operation in Germany which was acquired in July 1997. As a percentage of net sales, selling, general and administrative expenses were 18.7% in the first quarter of fiscal l999, as compared to 17.0% for the first quarter of fiscal l998.

         Operating income was $1.6 million in the first quarter of fiscal l999, a decrease of $1.8 million, or 52.7%, as compared to the first quarter of fiscal l998. The decreased operating income was primarily a result of lower gross profit in the U.S. operations due to decreased sales in North America. As a percentage of net sales, operating income was 3.1% in the first quarter of fiscal l999 as compared to 6.1% in the first quarter of fiscal l998.

         Interest expense was $0.6 million in the first quarter of fiscal l999 and $0.6 million in the first quarter of fiscal l998.

         Provision for income taxes was $0.3 million in the first quarter of fiscal l999, a decrease of $0.7 million or 70.0%. The effective tax rate was 36.7% in the first quarter of fiscal l999 as compared to 41.3% for the first quarter of fiscal l998. The decline in the effective tax rate was a result of a higher percent of income being generated in lower tax jurisdictions. In addition, the effective tax rate in the first quarter of fiscal 1998 was impacted by net losses incurred in the Company's German operations for which no tax benefit was recorded. This did not occur in the first quarter of fiscal 1999.

FOREIGN OPERATIONS:

        During the three months ended June 27, 1998, net sales outside North America represented approximately 48.9% of total net sales, as compared to 41% for the three months ended June 28, 1997. A substantial portion of these net sales were made by the Company's European operations.

         At times the Company enters into forward exchange contracts to provide economic hedges against foreign currency fluctuations on its intercompany sales transactions between its U.S. and U.K. operations. At June 27, 1998, the Company did not have any commitments outstanding under forward purchase contracts.

LIQUIDITY AND CAPITAL RESOURCES:

         As of June 27, 1998, the Company had working capital of $51.4 million compared with $51.6 million at March 28, 1998. The Company meets its short-term financing needs through cash from operations and its revolving credit facility which provides for maximum borrowings of up to $24.5 million in the United States and $19.5 million in the United Kingdom. At June 27, 1998, the Company had term loans totalling approximately $5.0 million.

         The table below presents the summary of cash flow for the periods indicated:
                                          THREE MONTHS ENDED
                                    June 27, 1998   June 28, 1997
                                    -------------   -------------

Net cash provided by (used in)
  operating activities                $    948        $3,754
Net cash provided by (used in)
  investing activities                    (611)         (893)
Net cash provided by (used in)
  financing activities                     172        (3,410)

         Net cash provided by (used in) operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory and payment of accounts payable. The net cash provided by (used in) financing activities in the three months ended June 27, 1998 and June 28, 1997, represents primarily repayments or borrowings under the Company's credit facility.

         The Company believes that cash generated from operations and borrowings available under the revolving credit facility will be sufficient to meet its working capital and capital expenditure requirements for at least 12 months from June 27, 1998. Such facility, together with cash from operations, is expected to be sufficient to enable the Company to meet its working capital and capital expenditure needs for the longer term. However, there can be no assurance that liquidity would not be adversely impacted by a decline in general economic conditions or other factors, or that future credit facilities will be available.


CHANGES IN FINANCIAL POSITION:

         At June 27, 1998, trade accounts receivable decreased $3.4 million (8.7%) and inventories increased $3.0 million (4.5%), as compared to March 28, 1998.


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

                           (l5)  Not Applicable

                           (l8)  Not Applicable

                           (l9)  Not Applicable

                           (22)  Not Applicable

                           (23)  Not Applicable

                           (24)  Not Applicable

                           (27)  Financial Data Schedule                  Ex-27

                           (99)  Not Applicable


There were no reports or exhibits on Form 8-K filed during the three months ended June 27, 1998.

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                  BRIDGEPORT MACHINES, INC.
                                                       (Registrant)



                             August 5, 1998           /s/ Dan L. Griffith
                                                      -------------------
                                                  By: Dan L. Griffith
                                                      President and
                                                      Chief Executive Officer



                             August 5, 1998           /s/ Walter C. Lazarcheck
                                                      ------------------------
                                                  By: Walter C. Lazarcheck
                                                      Vice President and
                                                      Chief Financial Officer