Form 10-Q
period 1998-10-03
BRIDGEPORT MACHINES INC
filed 1998-11-13
CIK 931125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                   -----------

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the Quarterly Period Ended October 3, 1998

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

                              Yes [ X ]      No [   ]


The number of shares of Issuer's Common Stock, $.0l par value, outstanding on October 3, l998 was 5,634,404 shares.

                            BRIDGEPORT MACHINES, INC.
                                AND SUBSIDIARIES




                                      INDEX


Part I - FINANCIAL INFORMATION

Item l.             FINANCIAL STATEMENTS

                    Consolidated Balance Sheets as of
                    October 3, 1998 and March 28, 1998

                    Consolidated Statements of Operations for the three month and six month periods ended October 3, 1998 and
                    September 27, 1997

                    Consolidated Statements of Stockholders'
                    Equity for the six month periods ended
                    October 3, 1998 and September 27, 1997

                    Consolidated Statements of Cash Flows
                    for the six month periods ended
                    October 3, 1998 and September 27, 1997

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

                            BRIDGEPORT MACHINES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)


                                                      October 3,       March 28,
                                                         l998            l998
                                                      ---------       ---------
                        ASSETS
CURRENT ASSETS:
        Cash ...................................      $   5,838       $   4,892
        Trade accounts receivable,
          less allowance of $1,630
          and $1,551, respectively .............         33,567          39,236
        Inventories ............................         65,420          66,707
        Deferred income taxes ..................          3,100           3,100
        Prepaid expenses and other current
        assets .................................          1,058           1,190
                                                      ---------       ---------

            Total current assets ...............        108,983         115,125

PROPERTY, PLANT AND EQUIPMENT
        Land ...................................            353             351
        Buildings, improvements and
          leasehold improvements ...............          4,222           4,081
        Machinery and equipment ................         20,970          19,880
        Furniture and fixtures .................          6,154           5,979
                                                      ---------       ---------
                                                         31,699          30,291


Less:  Accumulated depreciation ................        (11,785)        (10,586)
                                                      ---------       ---------

             Property, plant and equipment,
             net ...............................         19,914          19,705
                                                      ---------       ---------

INVESTMENTS IN AND ADVANCES TO AFFILIATES ......          1,035             859

OTHER ASSETS, net of accumulated
  amortization of $1,634
  and $1,585 respectively ......................            317             421
                                                      ---------       ---------

             Total assets ......................      $ 130,249       $ 136,110
                                                      =========       =========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            BRIDGEPORT MACHINES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                     October 3,         March 28,
                                                        1998              l998
                                                    ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Bank overdrafts .......................     $      1,057      $      2,386
        Working capital revolver ..............           24,215            23,106
        Accounts payable ......................           13,134            20,153
        Accrued expenses ......................           15,386            14,396
        Income taxes payable ..................              762             1,001
        Current portion of long-term debt
          obligations .........................            2,571             2,483
                                                    ------------      ------------

             Total current liabilities ........           57,125            63,525

LONG-TERM DEBT OBLIGATIONS ....................            1,924             3,142
OTHER LONG-TERM LIABILITIES ...................              120               120
                                                    ------------      ------------

             Total liabilities ................           59,169            66,787

STOCKHOLDERS' EQUITY
        Preferred stock, $.0l par value,
          2,000,000 shares authorized,
          no shares issued ....................             --                --
        Common stock, $.0l par value,
          13,000,000 shares authorized;
          5,704,404 shares issued at October 3,
          1998 and 5,702,404 shares issued
          at March 28, 1998 ...................               57                57
        Capital in excess of par value ........           38,533            38,513
        Retained earnings--subsequent to
          reclassification of $6,750
          deficit as part of the quasi-
          reorganization as of January 3,
          l993 ................................           31,597            30,991
        Other comprehensive income:
          Cumulative translation adjustment ...            1,589               271
        Treasury stock at cost, 70,000 shares .             (696)             (509)
                                                    ------------      ------------

             Total stockholders' equity .......           71,080            69,323
                                                    ------------      ------------
             Total liabilities and stock-
             holders' equity ..................     $    130,249      $    136,110
                                                    ============      ============

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                 BRIDGEPORT MACHINES, INC.

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTH AND SIX MONTH PERIODS
                       ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                         (In Thousands, Except Per Share Amounts)


                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                            -----------------------------    ----------------------------
                            October 3,     September 27,     October 3,     September 27,
                               1998            1997             1998             1997
                            --------         --------         --------         --------
Net sales ..........        $ 48,447         $ 44,896         $ 99,533         $ 99,442
Cost of sales ......          38,748           35,393           78,691           77,327
                            --------         --------         --------         --------

  Gross profit .....           9,699            9,503           20,842           22,115

Selling, general and
  administrative
  expenses .........           9,199            9,653           18,766           18,932
                            --------         --------         --------         --------

   Operating income
   (loss) ..........             500             (150)           2,076            3,183

Interest expense ...            (649)            (657)          (1,279)          (1,301)
Other income
  (expense), net ...              87              176                5               46
                            --------         --------         --------         --------

   Income (loss)
   before provision
   (benefit) for
   income taxes ....             (62)            (631)             802            1,928
Provision (benefit)
   for income taxes             (121)             126              196            1,184
                            --------         --------         --------         --------

   Net income (loss)        $     59         $   (757)        $    606         $    744
                            ========         ========         ========         ========

Basic Earnings Per
 Share .............        $   0.01         $  (0.13)        $   0.11         $   0.13
                            ========         ========         ========         ========

Diluted Earnings Per
 Share .............        $   0.01         $  (0.13)        $   0.11         $   0.13
                            ========         ========         ========         ========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                                      BRIDGEPORT MACHINES, INC.

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               FOR THE SIX MONTH PERIODS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                                                           (In Thousands)

                                                                                  ACCUMULATED
                                                                                    OTHER
                                                                                 COMPENHENSIVE
                                                                                    INCOME:
                                                   CAPITAL IN                     CUMULATIVE                            TOTAL
                                       COMMON       EXCESS OF       RETAINED      TRANSLATION        TREASURY        STOCKHOLDERS'
                                       STOCK        PAR VALUE       EARNINGS       ADJUSTMENT          STOCK            EQUITY
                                     --------        --------        --------        --------         ----             --------
BALANCE, March 29, 1997 .....        $     57        $ 38,285        $ 27,076        $    168         $   --           $ 65,586
                                                                                                                       --------

Comprehensive Income:
  Net income for the six
    months ended September
    27, 1997 ................              --              --             744              --             --                744
  Other Comprehensive Income:
    Translation adjustment
      for the six months
      ended September 27,
      1997                                 --              --              --            (540)            --               (540)
                                                                                                                       --------
        Total Comprehensive
        Income ..............                                                                                               204

Purchase of Common Stock
    for treasury ............              --              --              --              --             (509)            (509)
                                     --------        --------        --------        --------         --------         --------

BALANCE, September 27, 1997 .        $     57        $ 38,285        $ 27,820        $   (372)        $   (509)        $ 65,281
                                     ========        ========        ========        ========         ========         ========

                                                      BRIDGEPORT MACHINES, INC.

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               FOR THE SIX MONTH PERIODS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                                                           (In Thousands)
                                                             (continued)

                                                                                  ACCUMULATED
                                                                                    OTHER
                                                                                 COMPENHENSIVE
                                                                                    INCOME:
                                                   CAPITAL IN                     CUMULATIVE                            TOTAL
                                       COMMON       EXCESS OF       RETAINED      TRANSLATION        TREASURY        STOCKHOLDERS'
                                       STOCK        PAR VALUE       EARNINGS       ADJUSTMENT          STOCK            EQUITY
                                     --------        --------        --------        --------         ----             --------
BALANCE, March 28, 1998 .....        $     57        $ 38,513        $ 30,991        $    271         $   (509)        $ 69,323
                                                                                                                       --------
Comprehensive Income:
  Net income for the six
    months ended October 3,
    l998 ....................              --              --             606              --               --              606
  Other Comprehensive Income:
    Translation adjustment
      for the six months
      ended October 3, 1998 .              --              --              --           1,318               --            1,318
                                                                                                                       --------
          Total Comprehensive
          Income ............                                                                                             1,924
                                                                                                                       --------

Exercise of stock options
  for common stock ..........              --              20              --              --               --               20

Purchase of Common Stock
  for treasury ................            --              --              --              --             (187)            (187)
                                     --------        --------        --------        --------         --------         --------

BALANCE, October 3, 1998 ....        $     57        $ 38,533        $ 31,597        $  1,589         $   (696)        $ 71,080
                                     ========        ========        ========        ========         ========         ========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            BRIDGEPORT MACHINES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE SIX MONTH PERIODS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                                 (In Thousands)


                                                        October 3,    September 27,
                                                           1998           1997
                                                         -------        -------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
  Net income .....................................       $   606        $   744
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
         Depreciation and amortization ...........         1,755          1,600
         Net (gain) on sale of property,
           plant and equipment ...................          (124)            (3)
  Changes in operating assets and
      liabilities:
      Decrease (increase) in net trade
        accounts receivable ......................         6,089          7,248
      Decrease (increase) in inventories .........         1,699            862
      Decrease (increase) in prepaid expenses
        and other current assets .................           172            551
      Decrease (increase) in other assets ........           (66)           310
      (Decrease) increase in bank overdrafts .....        (1,329)          (606)
      Increase (decrease) in accounts payable
        and accrued expenses .....................        (6,092)        (3,667)
                                                         -------        -------

        Total adjustments ........................         2,104          6,295
                                                         -------        -------

  Cash flows provided by (used in)
    operating activities .........................         2,710          7,039
                                                         -------        -------

CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES:
  Capital expenditures ...........................        (1,194)        (1,505)
  Proceeds from sale of property,
    plant and equipment ..........................           128              9
  Purchase of certain assets of a distributor ....          --           (1,245)
  Purchase of treasury stock .....................          (187)          (509)
                                                         -------        -------

    Cash flows provided by (used in)
      investing activities .......................        (1,253)        (3,250)
                                                         -------        -------

                            BRIDGEPORT MACHINES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE SIX MONTH PERIODS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                                 (In Thousands)

                                                       October 3,    September 27,
                                                           1998           1997
                                                         -------        -------

CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES:

  Sale of common stock ...........................       $    20        $  --
  Borrowings (payments) under working
    capital revolver, net ........................           606             17
  Borrowings (payments) of other debt and
    capitalized lease obligations ................        (1,556)        (1,233)
                                                         -------        -------

    Cash flows provided by (used in)
      financing activities .......................          (930)        (1,216)
                                                         -------        -------

  Effect of exchange rate changes
    on cash ......................................           419            (90)
                                                         -------        -------

    Net change in cash ...........................           946          2,483
  CASH, beginning of period ......................         4,892          2,992
                                                         -------        -------

  CASH, end of period ............................       $ 5,838        $ 5,475
                                                         =======        =======

  SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid ..................................       $ 1,332        $ 1,307
  Income taxes paid, net .........................           474          1,093


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

         The consolidated balance sheet as of October 3, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the six months ended October 3, 1998 and September 27, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of or for the periods ended October 3, 1998 and September 27, 1997 have been made. The accounting principles followed during interim periods are generally consistent with those applied for annual periods and are described in the Company's financial statements included in its Form 10-K filed with the Securities and Exchange Commission (the "SEC").


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

         Basic earnings per common share for the three and six months ended October 3, 1998 and September 27, 1997 are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for the three and six months ended October 3, 1998 and September 27, 1997 are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares which are determined as follows:


                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                      -------------------    --------------------
                                      Oct. 3,   Sept. 27,    Oct. 3,    Sept. 27,
                                       1998        1997        1998        1997
                                       -----       -----       -----       -----
                                               (amounts in thousands)
Weighted average common
  shares outstanding ...........       5,647       5,663       5,651       5,671
Effect of dilutive
  options to purchase
  common stock .................           9           0          21          10
Adjusted weighted
  average common shares ........       5,656       5,663       5,672       5,681


         Stock options to purchase 347,510 and 259,620 shares of common stock at October 3, 1998 and September 27, 1997, respectively, at prices ranging from $9.50 to $16.25 and from $10.00 to $16.25 per share were outstanding at October 3, 1998 and September 27, 1997, respectively, and did not meet the requirements to be included in the computation of diluted earnings per share for the three month periods. These options expire in fiscal years 2000 to 2003.

         Dilutive potential common shares are calculated in accordance with the treasury stock method which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The number of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

4.       COMPREHENSIVE INCOME

         In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") was issued. FAS 130 requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the three and six months ended October 3, 1998 and September 27, 1997 presented below include foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items.

                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                   ---------------------    --------------------
                                     Oct. 3,   Sept. 27,     Oct. 3,   Sept. 27,
                                     1998        1997        1998        1997
                                   -------     -------      -------     -------
                                                (amounts in thousands)
Net income (loss) ............     $    59     $  (757)     $   606     $   744
Foreign currency
  translation adjustments ....       1,524        (720)       1,318        (540)
                                   -------     -------      -------     -------
Comprehensive income .........     $ 1,583     $(1,477)     $ 1,924     $   204
                                   =======     =======      =======     =======

5.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which changes the way public companies report information about segments. SFAS No. 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly, and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The first disclosure required by this statement will be in the Company's annual financial statements for the year ending April 3, 1999. The Company does not expect adoption of the statement to have a significant impact on the presentation of its financial statements.

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

6.       ACQUISITION

         On August 1, 1997, the Company acquired certain assets and assumed certain liabilities of its German distributor. The acquisition was accounted for as a purchase. The Company paid in installments approximately $1.8 million in cash for the assets acquired and assumed approximately $2.5 million of liabilities. The purchase price approximated book value. The purchase did not meet the significant subsidiary rules of SEC reporting requirements.

                   BRIDGEPORT MACHINES, INC. AND SUBSIDIARIES


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated financial statements:

                                               THREE MONTHS ENDED                        SIX MONTHS ENDED
                                         --------------------------------         -------------------------------
                                         October 3,         September 27,          October 3,       September 27,
                                            1998                 1997                1998                1997
                                           -----                -----               -----               -----
Net sales                                  100.0%               100.0%              100.0%              100.0%
Gross profit                                20.0                 21.2                20.9                22.2
Selling, general and
  administrative
  expenses                                  19.0                 21.5                18.8                19.0
Operating income (loss)                      1.0                 (0.3)               2.1                  3.2
Interest expense                             1.3                  1.5                1.3                  1.3
Other income                                 0.2                  0.4                0.0                  0.0
  (expense)
Income tax expense
  (benefit)                                 (0.2)                 0.3                0.2                  1.2
Net income (loss)                            0.1                 (1.7)               0.6                  0.7

FISCAL CALENDAR

         The Company's fiscal year is the 52 or 53 week period ending Saturday nearest to March 31. Fiscal 1998 was a 52 week year while fiscal 1999 is a 53 week year. The additional week in fiscal 1999 is included in the second quarter of fiscal 1999. As a result, the second quarter of fiscal 1999 and the six months ended October 3, 1998 include 14 weeks and 27 weeks, respectively, while the second quarter of fiscal 1998 and the six months ended September 27, 1997 include 13 weeks and 26 weeks, respectively.


COMPARISON OF THE THREE MONTHS ENDED OCTOBER 3, 1998 ("SECOND QUARTER OF FISCAL 1999") TO THE THREE MONTHS ENDED SEPTEMBER 27, 1997 ("SECOND QUARTER OF FISCAL 1998")


         Net sales were $48.4 million in the second quarter of fiscal l999, an increase of $3.6 million, or 7.9%, as compared to the second quarter of fiscal l998. The increase in sales consists of an increase in sales in Europe of approximately $9.3 million offset to some extent by a decrease in sales in North America of $5.3 million and the Pacific Rim of $0.6 million. The increase in European sales is predominately a result of better market conditions in continental Europe. The decrease in sales in North America and the Pacific Rim is a result of weaker market conditions.

         During the second quarter of fiscal 1999, the Company's incoming orders in North America and Europe were approximately 25% and 60% less, respectively, than the incoming orders in the second quarter of fiscal 1998. These declines appear to represent a cyclical trend in the United States and the United Kingdom, the Company's two principal markets, of declining purchases by customers for machine tools in the segment of the machine tool industry in which the Company participates. The Company cannot predict for what period of time the low end of the purchasing cycle could continue or the level at which incoming orders will be.

         Backlog at October 3, 1998 was approximately $28.3 million compared with approximately $38.1 million at June 27, 1998. Of the backlog at October 3, 1998, approximately $6.8 million relates to sales in North America and approximately $21.5 million relates to sales in Europe and the Middle East. The Company's backlog balances fluctuate as a result of many factors including length of time to deliver products, new product introductions and market conditions. At the current levels of backlog, the Company is more dependent on future incoming orders than it has been in the recent past. During the second quarter of fiscal 1999, the Company's incoming orders in North America and Europe were approximately 25% and 60% less, respectively, than the incoming orders in the second quarter of fiscal 1998.

         Gross profit was $9.7 million in the second quarter of fiscal l999, an increase of $0.2 million, or 2.1%, as compared to the second quarter of fiscal l998. Gross profit declined approximately $1.6 million in the Company's U.S. operations due to decreased North American sales. This decline was offset by an approximate $1.8 million increase in gross profit in the Company's European operations due primarily to increased continental European sales. Gross profit as a percent of net sales was 20.0% compared with 21.2% in the second quarter of fiscal 1998. The decline in gross profit as a percent of sales was predominately due to a change in product mix. As sales in Europe increased, machining center products represented a larger portion of total sales than in the prior year. These products have a lower gross profit as a percent of sales than some of the other products the Company sells.

         Selling, general and administrative expenses were $9.2 million in the second quarter of fiscal l999, a decrease of $0.5 million, or 4.7%, as compared to the second quarter of fiscal l998. As a percentage of net sales, selling, general and administrative expenses were 19.0% in the second quarter of fiscal l999, as compared to 21.5% for the second quarter of fiscal l998.

         Operating income was $0.5 million for the second quarter of fiscal l999, as compared to operating loss of $0.1 million for the second quarter of fiscal l998.

         Interest expense was $0.6 million for the second quarter of fiscal l999 as compared to $0.7 million for the second quarter of fiscal l998.

         Benefit for income taxes was $0.1 million in the second quarter of fiscal l999, compared to a provision for income taxes of $0.1 million in the second quarter of fiscal 1998. The tax benefit in the second quarter of fiscal 1999 is primarily a result of a tax benefit recorded in the Company's United Kingdom operations. During the second quarter of fiscal 1999 the Company also utilized net operating loss carryforwards in its German operations. The tax provision in the second quarter of fiscal 1998 primarily represents a tax provision for the U.S. operating results offset somewhat by a tax benefit for the Company's United Kingdom results. Tax benefits for losses incurred in the Company's German operations were not established in the second quarter of fiscal 1998 because they were not currently recognizable for tax return purposes.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 3, 1998 TO THE SIX MONTHS ENDED SEPTEMBER 27, 1997

         Net sales were $99.5 million for the six months ended October 3, 1998, an increase of $0.1 million, or 0.1%, as compared to the six months ended September 27, 1997. Net sales in Europe increased by approximately $13.5 million in the six months ended October 3, 1998 as compared to the six months ended September 27, 1997. Net sales in North America and the Pacific Rim decreased approximately $11.2 million and $2.4 million, respectively, in the six months ended October 3, 1998 as compared to the six months ended September 27, 1997. The increase in sales in Europe was a result of better market conditions in continental Europe, while the decrease in sales in North America and the Pacific Rim is due to weaker market conditions.

         Gross profit was $20.8 million for the six months ended October 3, 1998, a decrease of $1.3 million, or 5.8%, as compared to the six months ended September 27, 1997. Gross profit declined approximately $4.1 million in the Company's U.S. operations due to decreased North American sales. This decline was offset somewhat by an approximate $2.8 million increase in gross profit in the Company's European operations due primarily to increased continental European sales. The gross profit as a percentage of net sales was 20.9% for the six months ended October 3, 1998 versus 22.2% for the six months ended September 27, 1997. Gross profit as a percent of sales declined due to a decline in sales in North America and a change in product mix. As sales in Europe increased, machining center products represented a larger portion of total sales than in the prior year. These products have a lower gross profit as a percent of sales than some of the other products the Company sells.

         Selling, general and administrative expenses were $18.8 million for the six months ended October 3, 1998, a decrease of $0.2 million, or 0.9%, as compared to the six months ended September 27, 1997. As a percentage of net sales, selling, general and administrative expenses were 18.8% for the six months ended October 3, 1998, as compared to 19.0% for the six months ended September 27, 1997.

         Operating income was $2.1 million for the six months ended October 3, 1998, as compared to $3.2 million for the six months ended September 27, 1997.

         Interest expense was $1.3 million for the six months ended October 3, 1998 and $1.3 million for the six months ended September 27, 1997.

         Provision for income taxes was $0.2 million for the six months ended October 3, 1998, compared to a tax provision of $1.2 million for the six months ended September 27, 1997. The tax provision for the six months ended October 3, 1998 reflects a benefit in the Company's German operations for the utilization of net operating loss carryforwards. The tax provision in the six months ended September 27, 1997 primarily represents a tax provision for the U.S. operating results offset by a tax benefit for the Company's United Kingdom results. Tax benefits for losses incurred in the Company's German operations in the six months ended September 27, 1997 were not established because they were not currently recognizable for tax return purposes.

FOREIGN OPERATIONS:

         During the six months ended October 3, 1998, net sales outside North America represented approximately 51% of total net sales, as compared to 40% for the six months ended September 27, 1997. A substantial portion of these net sales were made by the Company's European operations.

         Generally, from time to time, the Company enters into forward exchange contracts to provide economic hedges against foreign currency fluctuations primarily on its intercompany sales transactions between its U.S. and U.K. operations. At October 3, 1998, the Company did not have any outstanding commitments under forward purchase contracts.

LIQUIDITY AND CAPITAL RESOURCES:

         As of October 3, 1998, the Company had working capital of $51.9 million compared with $51.6 million at March 28, 1998. The Company meets its short-term financing needs through cash from operations and its revolving credit facility which provides for maximum borrowings, subject to certain limitations, of up to $24.5 million in the United States and $19.5 million in the United Kingdom.

         The table below presents the summary of cash flow for the periods indicated:

                                                        SIX MONTHS ENDED
                                         -------------------------------------------
                                         October 3, 1998          September 27, 1997
                                         ---------------          ------------------
                                                     (amounts in thousands)
Net cash provided by (used in)
  operating activities                       $  2,710                  $  7,039
Net cash provided by (used in)
  investing activities                         (1,253)                   (3,250)
Net cash provided by (used in)
  financing activities                           (930)                   (1,216)



         Net cash provided by (used in) operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. Included in net cash provided by (used in) investing activities in the six months ended September 27, 1997 is a $1.2 million payment for the purchase of certain assets as discussed in Note 6 to the financial statements. The net cash provided by (used in) financing activities in the six months ended October 3, 1998 and September 27, 1997, represents primarily net borrowings or repayments of debt.

         The Company believes that cash generated from operations and borrowings available under the revolving credit facility will be sufficient to meet its working capital and capital expenditure requirements for at least 12 months from October 3, 1998. Such facility, together with cash from operations, is expected to be sufficient to enable the Company to meet its working capital and capital expenditure needs for the longer term. However, there can be no assurance that liquidity would not be adversely impacted by a decline in general economic conditions or other factors, or that future credit facilities will be available.


CHANGES IN FINANCIAL POSITION:

         At October 3, 1998, accounts receivable and inventories decreased $5.7 million and $1.3 million, respectively, as compared to March 28, 1998 primarily due to lower sales.

ECONOMIC CYCLES:

         The overall market for machine tools is cyclical, reflecting economic conditions, production capacity utilization, changes in tax and fiscal policies, corporate profitability and financial condition as well as the general level of business confidence. During the second quarter of fiscal 1999, the Company's incoming orders in North America and Europe were approximately 25% and 60% less, respectively, than the incoming orders in the second quarter of fiscal 1998. These declines appear to represent a cyclical trend in the United States and the United Kingdom, the Company's two principal markets, of declining purchases by customers for machine tools in the segment of the machine tool industry in which the Company participates. The Company cannot predict for which period of time the low end of the purchasing cycle could continue or the level at which incoming orders will be.


YEAR 2000 READINESS DISCLOSURE:

         Many companies may face potential serious business problems because software applications and business equipment developed in the past may not properly recognize future calendar dates due to Year 2000 limitations. These problems could cause systems to become unstable, stop working or provide incorrect data based upon dates.

         The Company is continuing its assessment of the impact on the Year 2000 issue on its operations. Based upon its assessment to date, the Company believes that the majority of its significant internal computer operating and date sensitive systems are Year 2000 compliant. Part of this belief is based upon third party representations. Discussions to date with third party suppliers have not indicated that any significant problems will occur as a result of the Year 2000 that would materially effect the Company's ability to operate. Many of the Company's suppliers are still working on ensuring that they will be Year 2000 compliant. Based on the current status of the Company's Year 2000 compliance assessment, the estimated total costs to be incurred for all the Company's Year 2000 related projects are not expected to exceed approximately $100,000. Such expenses will be expensed as incurred and are exclusive of systems being replaced or upgraded in the normal course of business.

         In addition, the Company's customer base may also be facing problems related to Year 2000. Such problems could affect their spending plans and thus potentially impact the Company's future sales.

         Due to the intricate nature of the Year 2000 problems that could arise if the Company and other businesses with which it transacts business fail to address this issue, such problems could result in a material financial risk to the Company.

PART II - OTHER INFORMATION

Item l   Legal Proceedings                            None

Item 2   Changes in Securities                        None

Item 3   Defaults Upon Senior Securities              None

Item 4   Submission of Matters to a
         Vote of Security Holders

                  a)       Election of Directors:

                           Bhikhaji M. Maneckji
                              Votes For                      5,478,650
                              Votes Withheld                    17,960

                  b) Ratification of the selection of Arthur Andersen LLP as independent public accountants for fiscal 1999.

                              Votes For                      5,483,910
                              Votes Against                     12,065
                              Abstained                            635

Item 5   Other Information              None

Item 6   Exhibits and Reports on Form 8-K                            Exhibit No.
         --------------------------------                            -----------
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

                           (99)  Not Applicable

                b) There were no reports or exhibits on Form 8-K filed during the three months ended October 3, 1998.

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                      BRIDGEPORT MACHINES, INC.
                                                          (Registrant)


November 13, 1998                                     /s/ Dan L. Griffith
                                                      -------------------
                                                  By: Dan L. Griffith
                                                      President and
                                                      Chief Executive Officer



November 13, 1998                                     /s/ Walter C. Lazarcheck
                                                      ------------------------
                                                  By: Walter C. Lazarcheck
                                                      Vice President and
                                                      Chief Financial Officer