Form 10-Q
period 1999-01-02
BRIDGEPORT MACHINES INC
filed 1999-02-12
CIK 931125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                   -----------

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the Quarterly Period Ended January 2, 1999

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

                              Yes [ X ]      No [   ]


The number of shares of Issuer's Common Stock, $.0l par value, outstanding on January 2, 1999 was 5,704,404 shares.

                                             BRIDGEPORT MACHINES, INC.
                                                 AND SUBSIDIARIES




                                                       INDEX


Part I - FINANCIAL INFORMATION
------------------------------

Item l.             FINANCIAL STATEMENTS

                    Consolidated Balance Sheets as of
                    January 2, 1999 and March 28, 1998

                    Consolidated Statements of Operations for the three month and nine month periods ended January 2, 1999 and
                    December 27, 1997

                    Consolidated Statements of Stockholders'
                    Equity for the nine month periods ended
                    January 2, 1999 and December 27, 1997

                    Consolidated Statements of Cash Flows
                    for the nine month periods ended
                    January 2, 1999 and December 27, 1997

                    Notes to Consolidated Financial Statements

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS.


Part II - OTHER INFORMATION
---------------------------

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

                            BRIDGEPORT MACHINES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)


                                                       January 2,      March 28,
                                                          l999           l998
                                                      ---------       ---------
          ASSETS

CURRENT ASSETS:
        Cash ...................................      $   4,390       $   4,892
        Trade accounts receivable,
          less allowance of $1,808
          and $1,551, respectively .............         30,626          39,236
        Inventories ............................         59,315          66,707
        Deferred income taxes ..................          3,100           3,100
        Prepaid expenses and other current
          assets ...............................            685           1,190
                                                      ---------       ---------

            Total current assets ...............         98,116         115,125

PROPERTY, PLANT AND EQUIPMENT
        Land ...................................            348             351
        Buildings, improvements and
          leasehold improvements ...............          4,239           4,081
        Machinery and equipment ................         20,691          19,880
        Furniture and fixtures .................          6,284           5,979
                                                      ---------       ---------
                                                         31,562          30,291


Less:  Accumulated depreciation ................        (12,770)        (10,586)
                                                      ---------       ---------

             Property, plant and equipment,
                net .............................        18,792          19,705
                                                      ---------       ---------

INVESTMENTS IN AND ADVANCES TO AFFILIATES ......            935             859

OTHER ASSETS, net of accumulated
  amortization of $331 and
  $1,585 respectively ..........................            318             421
                                                      ---------       ---------

             Total assets ......................      $ 118,161       $ 136,110
                                                      =========       =========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            BRIDGEPORT MACHINES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                     January 2,          March 28,
                                                        1999              l998
                                                    ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Bank overdrafts .......................     $      1,401      $      2,386
        Working capital revolver ..............           18,166            23,106
        Accounts payable ......................           11,013            20,153
        Accrued expenses ......................           13,434            14,396
        Income taxes payable ..................              219             1,001
        Current portion of long-term debt
          obligations .........................            2,418             2,483
                                                    ------------      ------------

             Total current liabilities ........           46,651            63,525

LONG-TERM DEBT OBLIGATIONS ....................            1,400             3,142
OTHER LONG-TERM LIABILITIES ...................              120               120
                                                    ------------      ------------

             Total liabilities ................           48,171            66,787

STOCKHOLDERS' EQUITY
        Preferred stock, $.0l par value,
          2,000,000 shares authorized,
          no shares issued ....................             --                --
        Common stock, $.0l par value,
          13,000,000 shares  authorized;
          5,704,404 shares issued
          at January 2, 1999 and
          5,702,404 shares issued
          at March 28, 1998 ...................               57                57
        Capital in excess of par value ........           38,533            38,513
        Retained earnings--subsequent to
          reclassification of $6,750
          deficit as part of the quasi-
          reorganization as of January 3,
          l993 ................................           31,475            30,991
        Accumulated other comprehensive income:
          Cumulative translation adjustment ...              909               271
        Treasury stock at cost, 110,500 shares              (984)             (509)
                                                    ------------      ------------

             Total stockholders' equity .......           69,990            69,323
                                                    ------------      ------------

             Total liabilities and stock-
             holders' equity ..................     $    118,161      $    136,110
                                                    ============      ============

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            BRIDGEPORT MACHINES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                   ENDED JANUARY 2, 1999 AND DECEMBER 27, 1997
                    (In Thousands, Except Per Share Amounts)


                              THREE MONTHS ENDED            NINE MONTHS ENDED
                           January 2,   December 27,    January 2,    December 27,
                             1999           1997           1999           1997
                          ---------      ---------      ---------      ---------
Net sales ...........     $  41,885      $  58,728      $ 141,418      $ 158,170
Cost of sales .......        33,027         45,632        111,718        122,959
                          ---------      ---------      ---------      ---------

  Gross profit ......         8,858         13,096         29,700         35,211

Selling, general and
  administrative
  expenses ..........         8,301          9,774         27,067         28,706
                          ---------      ---------      ---------      ---------

   Operating income .           557          3,322          2,633          6,505

Interest expense ....          (590)          (654)        (1,869)        (1,955)
Other income
  (expense), net ....          (186)           222           (181)           268
                          ---------      ---------      ---------      ---------

   Income (loss)
   before provision
   (benefit) for
   income taxes .....          (219)         2,890            583          4,818

Provision (benefit)
   for income taxes .           (97)         1,166             99          2,350
                          ---------      ---------      ---------      ---------

   Net income (loss)      $    (122)     $   1,724      $     484      $   2,468
                          =========      =========      =========      =========

Basic Earnings (loss)
  Per Share .........     $   (0.02)     $    0.30      $    0.09      $    0.44
                          =========      =========      =========      =========

Diluted Earnings
  (loss) Per Share ..     $   (0.02)     $    0.30      $    0.09      $    0.43
                          =========      =========      =========      =========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                            BRIDGEPORT MACHINES, INC.

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTH PERIODS ENDED JANUARY 2, 1999 AND DECEMBER 27, 1997
                                                 (In Thousands)

                                                                         ACCUMULATED
                                                                            OTHER
                                                                       COMPENHENSIVE
                                                                           INCOME:
                                               CAPITAL IN                CUMULATIVE                   TOTAL
                                    COMMON     EXCESS OF     RETAINED    TRANSLATION   TREASURY   STOCKHOLDERS'
                                    STOCK      PAR VALUE     EARNINGS    ADJUSTMENT     STOCK        EQUITY
                                  --------     --------     --------     --------      --------      --------
BALANCE, March 29, 1997 .....     $     57     $ 38,285     $ 27,076     $    168     $   --        $ 65,586
                                                                                                    --------

Comprehensive Income:
  Net income for the nine
    months ended December
    27, 1997 ................           --           --        2,468           --         --           2,468
  Other Comprehensive Income:
    Translation adjustment
      for the nine months
      ended December 27,
      1997                              --           --           --          356         --             356
                                                                                                    --------
           Total Comprehensive
           Income ...........                                                                          2,824
                                                                                                    --------

Exercise of stock options
  for Common Stock ..........           --            8           --           --         --               8
Purchase of Common Stock
    for treasury ............           --           --           --           --         (509)         (509)
                                  --------     --------     --------     --------      --------      --------

BALANCE, December 27, 1997 ..     $     57     $ 38,293     $ 29,544     $    524     $   (509)     $ 67,909
                                  ========     ========     ========     ========      ========      ========

                                            BRIDGEPORT MACHINES, INC.

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTH PERIODS ENDED JANUARY 2, 1999 AND DECEMBER 27, 1997
                                                 (In Thousands)

                                                                         ACCUMULATED
                                                                            OTHER
                                                                       COMPENHENSIVE
                                                                           INCOME:
                                               CAPITAL IN                CUMULATIVE                   TOTAL
                                    COMMON     EXCESS OF     RETAINED    TRANSLATION   TREASURY   STOCKHOLDERS'
                                    STOCK      PAR VALUE     EARNINGS    ADJUSTMENT     STOCK        EQUITY
                                  --------     --------     --------     --------      --------      --------
BALANCE, March 28, 1998 .....     $     57     $ 38,513     $ 30,991     $    271     $   (509)     $ 69,323
                                                                                                    --------

Comprehensive Income:
  Net income for the nine
    months ended January 2,
    l999 ....................           --           --          484           --           --           484
  Other Comprehensive Income:
    Translation adjustment
      for the nine months
      ended January 2, 1999 .           --           --           --          638           --           638
                                                                                                    --------
          Total Comprehensive
          Income ............                                                                          1,122
                                                                                                    --------
Exercise of stock options
  for common stock ..........           --           20           --           --           --            20

Purchase of Common Stock
for treasury ................           --           --           --           --         (475)         (475)
                                  --------     --------     --------     --------      --------      --------

BALANCE, January 2, 1999 ....     $     57     $ 38,533     $ 31,475     $    909     $   (984)     $ 69,990
                                  ========     ========     ========     ========     ========      ========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            BRIDGEPORT MACHINES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE NINE MONTH PERIODS ENDED JANUARY 2, 1999 AND DECEMBER 27, 1997
                                 (In Thousands)


                                                       January 2,    December 27,
                                                          1999            1997
                                                        --------       --------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
  Net income .....................................      $    484       $  2,468
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
         Depreciation and amortization ...........         2,714          2,525
         Net (gain) on sale of property,
         plant and equipment .....................           (16)          --
  Changes in operating assets and
      liabilities:
      Decrease (increase) in net trade
        accounts receivable ......................         8,771          1,311
      Decrease (increase) in inventories .........         7,524          4,150
      Decrease (increase) in prepaid expenses
        and other current assets .................           516            502
      Decrease (increase) in other assets ........           (52)           295
      (Decrease) increase in bank overdrafts .....          (984)          (558)
      Increase (decrease) in accounts payable
        and accrued expenses .....................       (11,115)        (3,744)
                                                        --------       --------

        Total adjustments ........................         7,358          4,481
                                                        --------       --------

  Cash flows provided by (used in)
    operating activities .........................         7,842          6,949
                                                        --------       --------

CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES:
  Capital expenditures ...........................        (1,208)        (2,210)
  Proceeds from sale of property,
    plant and equipment ..........................            21              9
  Purchase of certain assets of a distributor ....          --           (1,245)
                                                        --------       --------

    Cash flows provided by (used in)
      investing activities .......................        (1,187)        (3,446)
                                                        --------       --------

                            BRIDGEPORT MACHINES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE NINE MONTH PERIODS ENDED JANUARY 2, 1999 AND DECEMBER 27, 1997
                                 (In Thousands)

                                                        January 2,    December 27,
                                                           1999           1997
                                                         -------        -------
CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES:

  Sale of common stock ...........................       $    20        $     8
  Borrowings (payments) under working
    capital revolver, net ........................        (4,755)          (301)
  Borrowings (payments) of other debt and
    capitalized lease obligations ................        (2,039)        (1,927)
  Purchase of Treasury Stock .....................          (475)          (509)
                                                         -------        -------

    Cash flows provided by (used in)
      financing activities .......................        (7,249)        (2,729)
                                                         -------        -------

  Effect of exchange rate changes
    on cash ......................................            92            (45)
                                                         -------        -------

    Net change in cash ...........................          (502)           729
  CASH, beginning of period ......................         4,892          2,992
                                                         -------        -------

  CASH, end of period ............................       $ 4,390        $ 3,721
                                                         =======        =======

  SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid ..................................       $ 1,595        $ 1,994
  Income taxes paid, net .........................           848          4,048


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

         The consolidated balance sheet as of January 2, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the nine months ended January 2, 1999 and December 27, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of or for the periods ended January 2, 1999 and December 27, 1997 have been made. The accounting principles followed during interim periods are generally consistent with those applied for annual periods and are described in the Company's financial statements included in its Form 10-K filed with the Securities and Exchange Commission (the "SEC").


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

         Income Taxes:

                  The  income  tax  provision  is  calculated   based  upon  the
                  estimated tax rate for the period for each tax jurisdiction.


3.       EARNINGS PER SHARE

         In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), was issued. FAS 128 established new standards for computing and presenting EPS. The Company adopted the new standard in the third quarter of fiscal 1998. Earnings per share information for prior periods has been restated using the new guidelines.

         Basic earnings per common share for the three and nine months ended January 2, 1999 and December 27, 1997 are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for the three and nine months ended January 2, 1999 and December 27, 1997 are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares which are determined as follows:

                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                      Jan. 2,    Dec. 27,    Jan. 2,     Dec. 27,
                                       1999        1997        1999        1997
                                       -----       -----       -----       -----
                                                (amounts in thousands)
Weighted average common
  shares outstanding ...........       5,606       5,680       5,636       5,669
Effect of dilutive
  options to purchase
  common stock .................           0          11          14           9
Adjusted weighted
  average common shares ........       5,606       5,691       5,650       5,678

         Stock options to purchase 347,510 and 198,600 shares of common stock at January 2, 1999 and December 27, 1997, respectively, at prices ranging from $9.50 to $16.25 and from $10.75 to $16.25 per share were outstanding at January 2, 1999 and December 27, 1997, respectively, and did not meet the requirements to be included in the computation of diluted earnings per share for the three month periods. These options expire in fiscal years 2000 to 2003.

         Dilutive potential common shares are calculated in accordance with the treasury stock method which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The number of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.


4.       COMPREHENSIVE INCOME

         In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") was issued. FAS 130 requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the three and nine months ended January 2, 1999 and December 27, 1997 presented below include foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items.

                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                        Jan. 2,    Dec. 27,    Jan. 2,    Dec. 27,
                                         1999        1997        1999       1997
                                        ------      ------     ------     ------
                                                (amounts in thousands)
Net income (loss) .................     $ (122)     $1,724     $  484     $2,468
Foreign currency
  translation adjustments .........       (680)        896        638        356
                                        ------      ------     ------     ------
Comprehensive income (loss) .......     $ (802)     $2,620     $1,122     $2,824
                                        ======      ======     ======     ======

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


7.       COMMITMENTS AND CONTINGENCIES

         The Company is subject to various legal proceedings, claims and liabilities which have arisen in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial results of operations or financial position of the Company.

                   BRIDGEPORT MACHINES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated financial statements:

                                                THREE MONTHS ENDED                       NINE MONTHS ENDED
                                         January 2,           December 27,        January 2,          December 27,
                                            1999                 1997                1999                1997
                                           -----                -----               -----               -----
Net sales                                  100.0%               100.0%              100.0%              100.0%
Gross profit                                21.1                 22.3                21.0                22.3
Selling, general and
  administrative
  expenses                                  19.8                 16.6                19.1                18.1
Operating income                             1.3                  5.7                 1.9                 4.1
Interest                                     1.4                  1.1                 1.3                 1.2
expense
Other income (expense)                      (0.4)                 0.4                (0.1)                0.2
Income tax expense
  (benefit)                                 (0.2)                 2.0                 0.1                 1.5
Net income (loss)                           (0.3)                 2.9                 0.3                 1.6



FISCAL CALENDAR

         The Company's fiscal year is the 52 or 53 week period ending Saturday nearest to March 31. Fiscal 1998 was a 52 week year while fiscal 1999 is a 53 week year. The additional week in fiscal 1999 is included in the second quarter of fiscal 1999. As a result, the nine months ended January 2, 1999 include 40 weeks, while the nine months ended December 27, 1997 include 39 weeks.


COMPARISON OF THE THREE MONTHS ENDED JANUARY 2, 1999 ("THIRD QUARTER OF FISCAL 1999") TO THE THREE MONTHS ENDED DECEMBER 27, 1997 ("THIRD QUARTER OF FISCAL 1998")

         Net sales were $41.9 million in the third quarter of fiscal l999, a decrease of $16.8 million, or 28.7%, as compared to the third quarter of fiscal l998. The decrease in sales consists primarily of a decrease in sales of approximately $13.6 million, $2.1 million and $1.1 million in North America, Europe and the Pacific Rim/South America, respectively. These decreases in sales are primarily a result of weaker market conditions in the United States and the Pacific Rim/South America. The decrease in sales in Europe was comprised of decreased sales in the United Kingdom of $4.2 million partially offset by increased sales in continental Europe. The decrease in sales in the United Kingdom is primarily a result of weaker market conditions.

         During the third quarter of fiscal 1999, the Company's net incoming orders in North America and Europe were approximately 44% and 63% less, respectively, than the incoming orders in the third quarter of fiscal 1998. These declines appear to represent a cyclical trend in the United States and the United Kingdom, the Company's two principal markets, of declining purchases by customers for machine tools in the segment of the machine tool industry in which the Company participates. The Company cannot predict for what period of time the decreased level of customer purchases could continue, whether the level of customer purchases will decline further or the level at which incoming orders will be.

         Backlog at January 2, 1999 was approximately $19.5 million compared with approximately $28.3 million at October 3, 1998. Of the backlog at January 2, 1999, approximately $7.7 million relates to sales primarily in North America and approximately $11.8 million relates to sales primarily in Europe. The Company's backlog balances fluctuate as a result of many factors including length of time to deliver products, new product introductions and market conditions. At the current levels of backlog, the Company is more dependent on future incoming orders than it has been in the recent past. During the third quarter of fiscal 1999, the Company's incoming orders in North America and Europe were approximately 44% and 63% less, respectively, than the incoming orders in the third quarter of fiscal 1998.

         Gross profit was $8.9 million in the third quarter of fiscal l999, a decrease of $4.2 million, or 32.4%, as compared to the third quarter of fiscal l998. Gross profit declined approximately $4.0 million in the Company's U.S. operations due to decreased North American sales. Gross profit as a percent of net sales was 21.1% compared with 22.3% in the third quarter of fiscal 1998. The decline in gross profit as a percent of sales was predominately due to the decline in sales in North America which resulted in a lower profit margin in the Company's U.S. operations. As a result of lower North American sales, the Company's production volume decreased in its U.S. operations resulting in less absorption of its fixed costs.

         Selling, general and administrative expenses were $8.3 million in the third quarter of fiscal l999, a decrease of $1.5 million, or 15.1%, as compared to the third quarter of fiscal l998. The decrease consisted of $0.3 million in advertising expenses, $0.5 million in compensation and related expenses and $0.4 million research and development expenditures. As a percentage of net sales, selling, general and administrative expenses were 19.8% in the third quarter of fiscal l999, as compared to 16.6% for the third quarter of fiscal l998.

         Operating income was $0.6 million for the third quarter of fiscal l999, as compared to $3.3 million for the third quarter of fiscal l998.

         Interest expense was $0.6 million for the third quarter of fiscal l999 as compared to $0.7 million for the third quarter of fiscal l998.

         Benefit for income taxes was $0.1 million in the third quarter of fiscal l999, compared to a provision for income taxes of $1.2 million in the third quarter of fiscal 1998. During the third quarter of fiscal 1999 the Company utilized net operating loss carryforwards in its German and Malaysian operations. The tax provision in the third quarter of fiscal 1998 primarily represents a tax provision for the U.S. operating results. In addition, tax benefits for losses incurred in the Company's German operations were not established in the third quarter of fiscal 1998 because they were not currently recognizable for tax return purposes.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 2, 1999 TO THE NINE MONTHS ENDED DECEMBER 27, 1997

         Net sales were $141.4 million for the nine months ended January 2, 1999, a decrease of $16.8 million, or 10.6%, as compared to the nine months ended December 27, 1997. Net sales in North America and the Pacific Rim/South America decreased approximately $24.8 million and $3.3 million, respectively, in the nine months ended January 2, 1999 as compared to the nine months ended December 27, 1997. Net sales in Europe increased by approximately $11.4 million in the nine months ended January 2, 1999 as compared to the nine months ended December 27, 1997. The increase in sales in Europe was a result of better market conditions in continental Europe, while the decrease in sales in North America and the Pacific Rim/South America is due to weaker market conditions.

         Since the beginning of fiscal 1999, the Company has experienced declining net incoming orders in certain markets as compared to fiscal 1998. Fiscal year-to-date, net incoming orders in North America and the United Kingdom were approximately 31% and 35% less, respectively, than the incoming orders in the same fiscal year-to-date period. These declines appear to represent a cyclical trend in the United States and the United Kingdom, the Company's two principal markets, of declining purchases by customers for machine tools in the segment of the machine tool industry in which the Company participates. The Company cannot predict for what period of time the decreased level of customer purchases could continue, whether the level of customer purchases will decline further or the level at which incoming orders will be.

         Gross profit was $29.7 million for the nine months ended January 2, 1999, a decrease of $5.5 million, or 15.7%, as compared to the nine months ended December 27, 1997. Gross profit declined approximately $7.9 million in the Company's U.S. operations due to decreased North American sales. This decline was offset somewhat by an increase in gross profit in the Company's European operations due primarily to increased continental European sales. The gross profit as a percentage of net sales was 21.0% for the nine months ended January 2, 1999 versus 22.3% for the nine months ended December 27, 1997. Gross profit as a percent of sales declined primarily due to a decline in sales in North America. As a result of lower North American sales, the Company's production volume decreased in its U.S. operations resulting in less absorption of its fixed costs.

         Selling, general and administrative expenses were $27.1 million for the nine months ended January 2, 1999, a decrease of $1.6 million, or 5.7%, as compared to the nine months ended December 27, 1997. The decrease consisted of $0.5 million in advertising expenses, $0.4 million in compensation and related expenses, and $0.5 million research and development expenditures. As a percentage of net sales, selling, general and administrative expenses were 19.1% for the nine months ended January 2, 1999, as compared to 18.1% for the nine months ended December 27, 1997.

         Operating income was $2.6 million for the nine months ended January 2, 1999, as compared to $6.5 million for the nine months ended December 27, 1997.

         Interest expense was $1.9 million for the nine months ended January 2, 1999 and $2.0 million for the nine months ended December 27, 1997.

         Provision for income taxes was $0.1 million for the nine months ended January 2, 1999, compared to a tax provision of $2.4 million for the nine months ended December 27, 1997. The tax provision for the nine months ended January 2, 1999 reflects a benefit in the Company's German operations for the utilization of net operating loss carryforwards. The tax provision in the nine months ended December 27, 1997 primarily represents a tax provision for the U.S. operating results. In addition, tax benefits for losses incurred in the Company's German operations in the nine months ended December 27, 1997 were not established because they were not currently recognizable for tax return purposes.


FOREIGN OPERATIONS:

         During the nine months ended January 2, 1999, net sales outside North America represented approximately 51.9% of total net sales, as compared to 41.3% for the nine months ended December 27, 1997. A substantial portion of these net sales were made by the Company's European operations.

         Generally, from time to time, the Company enters into forward exchange contracts to provide economic hedges against foreign currency fluctuations primarily on its intercompany sales transactions between its U.S. and U.K. operations. At January 2, 1999, the Company did not have any outstanding commitments under forward purchase contracts.


LIQUIDITY AND CAPITAL RESOURCES:

         As of January 2, 1999, the Company had working capital of $51.5 million compared with $51.6 million at March 28, 1998. The Company meets its short-term financing needs through cash from operations and its revolving credit facility, as amended, which could provide for maximum borrowing, subject to certain limitations, of up to $24.5 million in the United States and $19.5 million in the United Kingdom. The amount the Company can actually borrow is based upon a calculation using, among other items, the Company trade accounts receivable and inventories. As a result, the actual available amount the Company can borrow may be less than the combined maximum borrowing limits of $44 million. As of January 2, 1999, the Company could borrow approximately an additional $19.1 million under the terms of the revolving credit facility, as amended, beyond the balance already borrowed.

         In February 1999, the Company executed a waiver and amendment to its revolving credit facility to change, among other items, the senior interest coverage covenant, as defined in the credit facility, from a requirement that the Company maintain a coverage ratio of at least 4.0 to 1.0, measured at the end of each fiscal quarter, to 1.0 to 1.0, measured at the end of each fiscal quarter, until April 3, 2000 and to waive any event of default that occurred as a result of the Company not achieving the required ratio of 4.0 to 1.0 as of January 2, 1999.

         The table below presents the summary of cash flow for the periods indicated:

                                                    NINE MONTHS ENDED
                                          January 2, 1999      December 27, 1997
                                          ---------------      -----------------
                                                   (amounts in thousands)
Net cash provided by (used in)
  operating activities .................      $ 7,842                $ 6,949
Net cash provided by (used in)
  investing activities .................       (1,187)                (3,446)
Net cash provided by (used in)
 financing activities ..................       (7,249)                (2,729)

         Net cash provided by (used in) operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales and payment of accounts payable. Included in net cash provided by (used in) investing activities in the nine months ended December 27, 1997 is a $1.2 million payment for the purchase of certain assets as discussed in Note 6 to the financial statements. The net cash provided by (used in) financing activities in the nine months ended January 2, 1999 and December 27, 1997, represents primarily net borrowings or repayments of debt.

         The Company believes that cash generated from operations and borrowings available under the revolving credit facility will be sufficient to meet its working capital and capital expenditure requirements for at least 12 months from January 2, 1999. Such facility, together with cash from operations, is expected to be sufficient to enable the Company to meet its working capital and capital expenditure needs for the longer term. However, there can be no assurance that liquidity would not be adversely impacted by a decline in general economic conditions or other factors, or that future credit facilities will be available.


CHANGES IN FINANCIAL POSITION:

         At January 2, 1999, accounts receivable and inventories decreased $8.6 million and $7.4 million, respectively, as compared to March 28, 1998 primarily due to lower sales.


ECONOMIC CYCLES:

         The overall market for machine tools is cyclical, reflecting economic conditions, production capacity utilization, changes in tax and fiscal policies, corporate profitability and financial condition as well as the general level of business confidence. During the third quarter of fiscal 1999, the Company's incoming orders in North America and Europe were approximately 44% and 63% less, respectively, than the incoming orders in the third quarter of fiscal 1998. These declines appear to represent a cyclical trend in the United States and the United Kingdom, the Company's two principal markets, of declining purchases by customers for machine tools in the segment of the machine tool industry in which the Company participates. The Company cannot predict for what period of time the decreased level of customer purchases could continue, whether the level of customer purchases will decline further or the level at which incoming orders will be.


YEAR 2000 READINESS DISCLOSURE:

         Many companies may face potential serious business problems because software applications and business equipment developed in the past may not properly recognize future calendar dates due to Year 2000 limitations. These problems could cause systems to become unstable, stop working or provide incorrect data based upon dates.

         The Company is continuing its assessment of the impact on the Year 2000 issue on its operations. Based upon its assessment to date, the Company believes that the majority of its significant internal computer operating and date sensitive systems are Year 2000 compliant or will be able to operate after the date change without having a material adverse impact on the Company's operations. Part of this belief is based upon third party representations. Discussions to date with third party suppliers have not indicated that any significant problems will occur as a result of the Year 2000 that would materially effect the Company's ability to operate. Many of the Company's suppliers are still working on ensuring that they will be Year 2000 compliant. Based on the current status of the Company's Year 2000 compliance assessment, the estimated total costs to be incurred for all the Company's Year 2000 related projects are not expected to exceed approximately $200,000. Such expenses will be expensed as incurred and are exclusive of systems being replaced or upgraded in the normal course of business.

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

PART II - OTHER INFORMATION

Item l   Legal Proceedings

         On August 12, 1998, the Company was named as a defendant in an action filed by Alamo Iron Works, Inc. (the "Plaintiff") in the State of Texas District Court. The Plaintiff alleges that the Company breached a contract under which the Plaintiff distributed the Company's products and that the Company performed tortious interference with the Plaintiff's present and prospective business relationships and employee relationships. The Plaintiff seeks among other things an award of damages to compensate the Plaintiff for the above allegations.

Item 2   Changes in Securities                                      None

Item 3   Defaults Upon Senior Securities                            None

Item 4   Submission of Matters to a
                  Vote of Security Holders                          None


Item 5   Other Information                                          None

Item 6   Exhibits and Reports on Form 8-K                         Exhibit No.
         --------------------------------                         -----------

           a)       Exhibits

                    (2)   Not Applicable

                    (4)   Not Applicable

                    (l0)  Material Contracts:

                                  Consent and Amendment
                                  No. 7 to Amended and
                                  Restated Revolving
                                  Credit, Term Loan and
                                  Security Agreement                 10.1

                                  Waiver and Amendment No. 8
                                  to Amended and Restated
                                  Revolving Credit, Term Loan
                                  and Security Agreement             10.2

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

                    (99)  Not Applicable

         b) There were no reports or exhibits on Form 8-K filed during the three months ended January 2, 1999.

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                  BRIDGEPORT MACHINES, INC.
                                                  (Registrant)


   February 12, 1999                              /s/ Dan L. Griffith
                                                  -------------------
                                                  By: Dan L. Griffith
                                                      President and
                                                      Chief Executive Officer



   February 12, 1999                              /s/ Walter C. Lazarcheck
                                                  ------------------------
                                                  By: Walter C. Lazarcheck
                                                      Vice President and
                                                      Chief Financial Officer

                                  EXHIBIT INDEX





        Exhibit No.                          Description
        -----------                          -----------

          10.1 Consent and Amendment No. 7 to Amended and Restated Revolving Credit, Term Loan and Security Agreement


          10.2 Waiver and Amendment No. 8 to Amended and Restated Revolving Credit, Term Loan and Security Agreement


          27              Financial Data Schedule