Form 10-K
period 1999-03-28
BRIDGEPORT MACHINES INC
filed 1999-05-19
CIK 931125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended March 28, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ X ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant on May 17, 1999 was approximately $34,744,000.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding on May 17, 1999 was 5,568,104.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

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

                                     PART I

ITEM 1.  BUSINESS


(A)      General Development of the Business

General Description of the Business

         Bridgeport Machines, Inc. (the "Company" or "Bridgeport Machines") has manufactured and distributed metal cutting machine tools and accessories for 60 years. The Company's products include machining centers, manual milling machines, CNC ("Computer Numerical Control") manual tool change milling machines and related software, lathes, surface grinders and CAM (Computer-Aided Manufacturing) and machine control software. The Company markets its products under several brand names including "Bridgeport" and "Harig."

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

         In January 1994, Bridgeport Machines entered into a joint venture agreement with two other companies to establish a joint venture company. The joint venture company named P.T. Bridgeport Perkasa Machine Tools (the "JV") is owned 40% by Bridgeport Machines. The JV was formed as a foreign capital investment company under the laws of Indonesia. The purpose of the JV will be to manufacture machine tools in Indonesia for sale within the Association of South-East Asian Nations. As of March 1999, the JV had no substantive activities.

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

         In February 1995, Bridgeport Machines entered into a strategic alliance agreement with Engineering Geometry Systems ("EGS"). The agreement provides for the joint development and marketing of proprietary technology for use in the CAM market. In addition, the Company purchased 19.5% of the stock of EGS for $250,000 and agreed to make loans available to EGS of up to an aggregate amount of $500,000.

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


Recent Developments

         During the fiscal year ended April 3, 1999, the Company experienced a decline in incoming net orders in North America and Europe of approximately 34% and 18%, respectively, as compared to the fiscal year ended March 28, 1998. During the fiscal fourth quarter ended April 3, 1999, the Company experienced a decline in incoming net orders in North America and Europe of approximately 41% and 37%, respectively, as compared to the fiscal fourth quarter ended March 28, 1998. These declines appear to represent a cyclical trend in the United States and the United Kingdom, the Company's two principal markets, of declining purchases by customers for machine tools in the segment of the machine tool industry in which the Company participates. The Company cannot predict for what period of time the decreased level of customer purchases could continue, whether the level of customer purchases will decline further, or the level at which incoming orders will be.

         On April 23, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Goldman Industrial Group, Inc. ("Goldman") and Bronze Acquisition Corp., a wholly owned subsidiary of Goldman ("Merger Sub"). Pursuant to the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger"), with the Company as the surviving corporation. As a result of the Merger, each outstanding share of Common Stock, (other than shares owned by the Company, Goldman, Merger Sub or any subsidiary thereof or shares with respect to which the holders have perfected appraisal rights under Delaware law) will be converted into the right to receive $10.00 per share in cash. The consummation of the Merger is subject to the satisfaction of a number of conditions, including, without limitation, stockholder approval of the Merger Agreement and the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). The foregoing description of the Merger and the Merger Agreement is qualified in its entirety by reference to the Merger Agreement, which is an exhibit to this Annual Report on Form 10-K.

         On April 23, 1999, as a condition and inducement to Goldman and Merger Sub entering into the Merger Agreement, each of Textron, Lehman LBO Inc., State of Delaware Employees Retirement Fund, Joseph E. Clancy and Dan L. Griffith (collectively, the "Principal Stockholders") entered into an agreement with Goldman (the "Goldman Voting Agreements") pursuant to which each Principal Stockholder, among other things, has granted Goldman a proxy with respect to the voting of the shares of Common Stock over which such Principal Stockholder has voting control, upon the terms and subject to the conditions set forth in such Principal Stockholder's Goldman Voting Agreement. The foregoing description of the Goldman Voting Agreements contained herein is qualified in its entirety by reference to the Goldman Voting Agreements, which are exhibits to this Annual Report on Form 10-K.

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

Products

         The following table sets forth the percentage of net sales by product estimated by the Company for the periods indicated:

                                                Fiscal Year           Fiscal Year            Fiscal Year
                                                   Ended                 Ended                  Ended
                                               April 3, 1999         March 28, 1998        March 29, 1997
                                               -------------         --------------        --------------

Machining Centers                                 49.4%                   44.5%            48.4%
CNC Milling Machines                              11.1                    14.7             15.0
Manual Milling Machines                           12.0                    12.7             10.4
Lathes                                             8.9                    10.8             10.6
Surface Grinders                                   3.8                     4.4              4.6
Software                                           0.8                     1.0              1.0
After Market Sales & Support                      14.0                    11.9             10.0
                                                 -----                   -----            -----

Total                                            100.0%                 100.0%            100.0%
                                                 =====                  =====             =====

Machining Centers

         The Company currently offers eight models of vertical "bed-type" machining centers and two bridge type frame model machining centers. These products are designed to provide CNC controlled precision machining with a variety of cutting tools.

         Each of the machining center products consists of four basic subsystems: a CNC control system, a multiple axis electromechanical system for moving and positioning the work piece and rotating the cutting tool, a single axis electromechanical system for automatic tool changing and a heavy metal frame fully enclosed with appropriate sheet metal safety guarding. The Company's machining centers are standardized products which the Company believes are competitive in their respective product classes, incorporating controls and certain other components that represent "state-of-the-art" technology.


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


Lathes

         Since 1982, the Company has imported to and distributed in the U.S. lathes manufactured by Industrias Romi, S.A. ("Romi") of Brazil, one of the largest machine tool manufacturers in South America. The Company imports standard engine lathes along with a series of CNC lathes which utilize the Company's PC-based control. Bridgeport markets the lathes which utilize the Company's control under the "EZ-PATH" name. The Company believes the EZ-PATH lathes represent "state-of-the-art" technology in their product class.


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

         In 1995, the Company entered into a strategic alliance agreement with EGS for the joint development and marketing of additional proprietary technology for use in the CAM market. As part of this alliance, the Company sells EZ-FeatureMill and EZ-Turn software which are Windows based CAM software. The
EZ-FeatureMill and EZ-Turn software were developed by EGS in conjunction with the Company.


Marketing and Sales

         The Company markets its products through its direct sales and service force of approximately 150 employees, which is among the largest in the industry. The Company's sales organization operates through nine sales and service centers, four of which are located throughout the continental United States, two in England, one in Germany, one in Holland and one in Malaysia. In addition, the Company maintains other sales offices in the United States. See "Properties."

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

         No customer, including distributors, accounted for more than 10.0% of net sales during fiscal 1999 and the loss of any one customer would not have a material adverse effect upon the Company.

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

         In connection with the Company's leveraged buyout transaction in 1986, Textron assumed certain product liability exposure for products shipped by the Company prior to the effective date of the closing of such transaction. The Company currently maintains product liability insurance coverage, which it considers adequate for all of its products.


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

Patents, Licenses and Trademarks

         The Company owns a number of patents, but does not consider any single patent to be material to its business. In addition, the Company considers certain of its products to be proprietary and believes its Bridgeport, Harig, and EZ-PATH trademarks have substantial value. The Company typically requires certain employees to execute appropriate non-competition and confidentiality agreements.

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


Backlog

         Backlog consists of firm orders received from customers and distributors. Such orders are subject to cancellation. At April 3, 1999, backlog was approximately $14.6 million, compared with approximately $36.5 million at March 28, 1998. The Company's backlog balances fluctuate as a result of many factors including length of time to deliver products, new product introductions and market conditions. The Company expects to ship substantially all of its current backlog during fiscal year 2000. However, no firm assurance can be given since many factors which affect the Company's ability to manufacture its products could change.


Competition

         The metal cutting segment of the machine tool industry is highly competitive. The Company believes that it competes primarily on the basis of product quality, reliability, price, features, functionality, availability, service and support. The Company competes with a number of firms, some of which are larger and have greater financial resources than the Company.

         In the vertical machining center market, the Company competes in the United States primarily with Fadal Engineering Co., Inc. (a subsidiary of Thyssen Inc.) and Haas Automation Inc., who the Company believes have the leading market shares, and primarily with Cincinnati Milicron (a subsidiary of Unova Inc.) and Haas Automation Inc. in the United Kingdom, where the Company believes it has the largest market share.

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

         Research and development costs are expensed as incurred. Research and development expense was $3,982,000, $5,364,000 and $5,091,000 for the fiscal years ended April 3, 1999, March 28, 1998 and March 29, 1997, respectively.


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


Employees

         As of April 3, 1999, the Company had 934 full-time employees, consisting of 451 employees based in the United States, 371 employees based in the United Kingdom, 96 employees based in Germany, 10 employees based in Holland and 6 employees based in Malaysia. None of the Company's United States employees is currently represented by any union. The Company's United Kingdom employees were covered by annual collective bargaining agreements which expired on March 28, 1999. Currently, the employees in the United Kingdom are working without a collective bargaining agreement. A portion of the Company's German employees are represented by a three person workers council in accordance with German law. The Company believes that its relations with its employees are good.


(D)      Financial  Information About Foreign and Domestic Operations and Export
         Sales

         See  Note  10  of  Notes  to  Consolidated   Financial  Statements  for
information  with  respect  to  the  Company's   sales,   operating  income  and
identifiable assets by geographic region.

ITEM 2.  PROPERTIES

         The following table sets forth certain information, as of April 3, 1999, relating to the Company's principal facilities:

                                         Approximate
         Location                    Principal Activities             Square Feet          Owned/Leased
         --------                    --------------------             -----------          ------------
Bridgeport, Connecticut              Corporate Headquarters;            247,000               Owned
                                     Manufacture of Milling
                                     Machines, CNC Mills and
                                     Machining Centers


Bridgeport, Connecticut              Assembly and distribution          26,000                Leased
                                                                                        (expires 12/00 with
                                                                                         Company option to
                                                                                           renew to 12/02)

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

Leicester, England                   Manufacture of Machining           113,000               Owned
                                     Centers and CNC Mills

Leicester, England                   Warehouse and assembly             50,000                Leased
                                                                                          (expires 1/00)

Kempten, Germany                     Manufacture of Machining           107,000               Leased
                                     Center Parts and Assembly                          (expires 6/02 with
                                                                                          Company options
                                                                                         to renew to 6/15)

Elgin, Illinois                      Manufacture of Grinding            50,000                Owned
                                     Machines

Bristol, Pennsylvania                Software and Control               16,000                Leased
                                     Development                                          (expires 12/01)

         The Company also leases four sales and service centers and two sales offices in the United States with an aggregate floor space of approximately 46,000 square feet. The Company also leases two sales and service centers in the United Kingdom, with aggregate floor space of approximately 6,310 square feet, one in Holland with floor space of approximately 14,000 square feet, one in Germany with floor space of approximately 12,000 square feet and one in Malaysia with floor space of approximately 1,600 square feet.

ITEM 3.  LEGAL PROCEEDINGS

         Other than discussed below, the Company is not engaged in any legal proceedings other than ordinary routine litigation incidental to its business.

         On August 12, 1998, the Company was named as a defendant in an action filed by Alamo Iron Works, Inc. ("Alamo") in the State of Texas District Court. Alamo alleges that the Company breached a contract under which Alamo distributed the Company's products and that the Company performed tortious interference with Alamo's present and prospective business relationships and employee relationships. Alamo seeks among other things an award of damages to compensate Alamo for the above allegations.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


(A)      Market Information

         The Common Stock of the Company is traded on the Nasdaq National Market under the trading symbol "BPTM." The range of high and low reported bid prices for the Common Stock during fiscal 1999 and 1998 were as follows:

                                                                      High                Low
                                                                      ----                ---
         Fiscal 1999
         -----------
         First Quarter Ended June 27, 1998                           $13-7/8            $10-1/2
         Second Quarter Ended October 3, 1998                        $12-1/8            $8-5/8
         Third Quarter Ended January 2, 1999                         $9                 $4-3/8
         Fourth Quarter Ended April 3, 1999                          $8-3/4             $4-11/16

         Fiscal 1998
         -----------
         First Quarter Ended June 28, 1997                           $11-1/4            $8-1/2
         Second Quarter Ended September 27, 1997                     $12-1/4            $9-3/4
         Third Quarter Ended December 27, 1997                       $13-3/8            $10
         Fourth Quarter Ended March 28, 1998                         $12-3/4            $10-1/2



(B)      Holders

         As of May 17, 1999, as reported by the Company's transfer agent, shares of Common Stock were held by 72 holders, based upon the number of record holders, including several holders who are nominees for an undetermined number of beneficial owners.


(C)      Dividends

         The Company has not declared or paid a cash dividend during the two fiscal years ended April 3, 1999, and its present policy is to retain any earnings for use in its business.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                            (In thousands, except per share data)

                                             Year          Year          Year           Year         Year
                                            Ended         Ended          Ended         Ended         Ended
                                           April 3,     March 28,      March 29,     March 30,     April 1,
                                             1999          1998          1997           1996         1995
                                             ----          ----          ----           ----         ----
Statement of Income Data:

Net sales                                $ 179,758      $ 213,770     $ 227,549     $ 209,214     $ 148,783
Net income (loss)                             (486)         3,915         8,001         8,424         6,921
Basic earnings (loss) per share          $   (0.09)     $    0.69     $    1.41     $    1.49     $    1.48
Basic weighted average shares
  Outstanding                                5,619          5,657         5,679         5,665         4,660
Diluted earnings (loss) per share        $   (0.09)     $    0.69     $    1.40     $    1.47     $    1.48
Diluted weighted average
  Shares outstanding                         5,619          5,672         5,720         5,748         4,673

                                           April 3,      March 28,     March 29,     March 30,      April 1,
                                            1999           1998          1997          1996          1995
                                            ----           ----          ----          ----          ----

Balance Sheet Data:

Working Capital                          $  50,040      $  51,600     $  49,696     $  39,148     $  42,810
Total assets                               102,966        136,110       131,711       129,156        88,394
Long-term debt obligations                   1,086          3,142         5,862         4,475         3,101
Stockholders' equity                        67,166         69,323        65,586        57,109        50,209

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        The  following  table  sets  forth,  for  the  periods  indicated,   the
percentage of net sales represented by certain items reflected in the Company's Consolidated Financial Statements:

                                                  Year Ended            Year Ended            Year Ended
                                                April 3, 1999         March 28, 1998        March 29, 1997
                                                -------------         --------------        --------------

Net sales                                           100.0%                100.0%                 100.0%
Gross profit                                         20.5                  22.4                   22.4
Selling, general & administrative
  expenses                                           19.5                  17.8                   15.7
Operating income                                      1.0                   4.6                    6.7
  Interest expense                                   (1.2)                 (1.2)                  (1.2)
  Other income (expense), net                        (0.1)                    -                      -
Income (loss) before income taxes                    (0.3)                  3.4                    5.5
Income taxes                                            -                   1.6                    2.0
Net income (loss)                                    (0.3)%                 1.8%                   3.5%

Fiscal Calendar

         The Company's fiscal year is the 52 or 53 week period ending Saturday nearest to March 31. Fiscal 1998 was a 52 week year while fiscal 1999 is a 53 week year.


Year Ended April 3, 1999 ("fiscal 1999") Compared to Year Ended March 28, 1998 ("fiscal 1998")

         Net sales were $179.8 million in fiscal 1999, a decrease of $34.0 million, or 15.9%, as compared to fiscal 1998. The decrease in sales consists primarily of a decrease in sales of approximately $35.2 million and $4.5 million in North America and the Pacific Rim/South America, respectively, partially offset by a $5.7 million increase in sales in Europe. The decreases in sales are primarily a result of weaker market conditions in the United States and the Pacific Rim/South America. The increase in sales in Europe was comprised of increased sales in continental Europe partially offset by decreased sales in the U.K. of $7.6 million. The decrease in sales in the United Kingdom is primarily a result of weaker market conditions.

         During fiscal 1999, the Company's net incoming orders in North America and Europe were approximately 34% and 18% less, respectively, than the incoming orders in fiscal 1998. During the fiscal fourth quarter ended April 3, 1999, the Company experienced a decline in incoming net orders in North America and Europe of approximately 41% and 37%, respectively, as compared to the fiscal fourth quarter ended March 28, 1998. These declines appear to represent a cyclical trend in the United States and the United Kingdom, the Company's two principal markets, of declining purchases by customers for machine tools in the segment of the machine tool industry in which the Company participates. The Company cannot predict for what period of time the decreased level of customer purchases could continue, whether the level of customer purchases will decline further, or the level at which incoming orders will be.

         Backlog at April 3, 1999 was approximately $14.6 million compared with approximately $36.5 million at March 28, 1998. Of the backlog at April 3, 1999, approximately $5.7 million relates to sales primarily in North America and approximately $8.9 million relates to sales primarily in Europe. The Company's backlog balances fluctuate as a result of many factors including length of time to deliver products, new product introductions and market conditions. At the current levels of backlog, the Company is more dependent on future incoming orders than it has been in the recent past. During fiscal 1999, the Company's incoming orders in North America and Europe were approximately 34% and 18% less, respectively, than the incoming orders in fiscal 1998. During the fiscal fourth quarter ended April 3, 1999, the Company experienced a decline in incoming net orders in North America and Europe of approximately 41% and 37%, respectively, as compared to the fiscal fourth quarter ended March 28, 1998.

         Gross profit was $36.9 million in fiscal 1999, a decrease of $10.9 million, or 22.8%, as compared to fiscal 1998. The gross profit decline was a result of an approximate $11.4 million decline in gross profit in the Company's U.S. operations primarily due to decreased North American sales offset somewhat by an increase in gross profit in the Company's European operations. Gross profit as a percent of net sales was 20.5% compared with 22.4% in fiscal 1998. The decline in gross profit as a percent of sales was predominately due to the decline in sales in North America which resulted in a lower profit margin in the Company's U.S. operations. As a result of lower North American sales, the Company's production volume decreased in its U.S. operations resulting in less absorption of its fixed costs.

         Selling, general and administrative expenses were $35.0 million in fiscal 1999, a decrease of $3.0 million, or 7.9%, as compared to fiscal 1998. The decrease consisted of $0.8 million in advertising expenses, $1.8 million in compensation and related expenses and $0.7 million research and development expenditures, partially offset by direct selling expenses in the Company's newly established Malaysian operations. As a percentage of net sales, selling, general and administrative expenses were 19.5% in fiscal 1999, as compared to 17.8% for fiscal 1998.

         Operating income was $1.9 million for fiscal 1999, as compared to $9.7 million in fiscal 1998.

         Interest expense was $2.2 million in fiscal 1999 as compared to $2.6 million in fiscal 1998.

         The benefit for income taxes in fiscal 1999 was not substantive because tax benefits related to certain losses incurred in the Company's European operations were not established in fiscal 1999 because they were not currently recognizable for tax return purposes. The tax provision of $3.5 million in fiscal 1998 primarily represents a tax provision for the U.S. operating results. In addition, tax benefits for losses incurred in the Company's German operations were not established in fiscal 1998 because they were not currently recognizable for tax return purposes.


Year Ended March 28, 1998 ("fiscal 1998") Compared to Year Ended March 29, 1997 ("fiscal 1997")

        Net sales were $213.8 million in fiscal 1998, a decrease of $13.8 million, or 6.1%, as compared to fiscal 1997. The decrease was primarily a result of a decline in sales by the

Company's European operations of approximately $16.7 million partially offset by an increase in sales by the Company's U.S. operation of $2.9 million. The decline in sales in the Company's European operations is primarily a result of difficulties in the Company's ability to export products built in the Company's United Kingdom facility to other European countries due to the increased cost of these products to the Company's non United Kingdom customers as a result of the increased value of the British pound versus other European currencies.

        Backlog at March 28, 1998 was approximately $36.5 million, compared with approximately $35.5 million at March 29, 1997.

        Gross profit was $47.8 million in fiscal 1998, a decrease of $3.3 million, or 6.4% as compared to fiscal 1997. As a percentage of net sales, gross profit in fiscal 1998 was 22.4% as compared to 22.4% in fiscal 1997. Gross profit as a percent of sales in the Company's European operations declined approximately 4.5 percentage points while gross profit in the Company's U.S. operations increased approximately 2.5 percentage points.

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


Recent Developments

On April 23, 1999, the Company entered into the Merger Agreement with Goldman and Merger Sub. Pursuant to the terms and subject to the conditions of the Merger Agreement, in the Merger, Merger Sub will merge with and into the Company, with the Company as the surviving corporation. As a result of the Merger, each outstanding share of Common Stock (other than shares owned by the Company, Goldman, Merger Sub or any subsidiary thereof or shares with respect to which the holders have perfected appraisal rights under Delaware law) will be converted into the right to receive $10.00 per share in cash. The consummation of the Merger is subject to the satisfaction of a number of conditions, including, without limitation, stockholder approval of the Merger Agreement and the termination or expiration of the waiting period under the HSR Act.


Foreign Operations

        During fiscal 1999, net sales outside North America represented approximately 50.5% of total net sales, as compared to 41.9% for fiscal 1998. A substantial portion of these net sales were made by the Company's European operations.

         Generally, from time to time, the Company enters into forward exchange contracts to provide economic hedges against foreign currency fluctuations on its intercompany sales transactions between its U.S. and U.K. operations and for payments for certain inventory purchases. At April 3, 1999, the Company had no commitments under any forward purchase contracts.


Liquidity and Capital Resources

        As of April 3, 1999, the Company had working capital of $50.0 million compared with $51.6 million at March 28, 1998. The Company meets its short-term financing needs through cash from operations and its revolving credit facility. The revolving credit facility provides for maximum borrowings of up to $24.5 million in the United States and $19.5 million in the United Kingdom. The borrowing availability is limited to the sum of (a) 80% of eligible accounts receivable plus (b) 40% of eligible inventory (limited to $13.5 million for domestic inventory and $10.0 million for foreign inventory) minus (x) the aggregate amount of outstanding letters of credit and (y) any reserves deemed reasonable by the lenders. Based upon this formula, as of April 3, 1999, the Company could borrow approximately an additional $22.8 million under the revolving credit facility, as amended, beyond the balance already borrowed. The revolving credit facility is available through December 2002. The Company has term loans which aggregate approximately $2.4 million as of April 3, 1999. These loans are repayable monthly with total principal payments of approximately $119,250 per month in the aggregate.

        In February 1999, the Company executed a waiver and amendment to its revolving credit facility to change, among other items, the senior interest coverage covenant, as defined in the credit facility, from a requirement that the Company maintain a coverage ratio of at least 4.0 to 1.0, measured at the end of each fiscal quarter, to a ratio of at least 1.0 to 1.0, measured at the end of each fiscal quarter, until April 3, 2000 and to waive any event of default that may have occurred, as a result of the Company not achieving the required ratio of 4.0 to 1.0 as of January 2, 1999.

         The table below presents the summary of cash flow for the periods indicated:

                                                              FISCAL 1999                     FISCAL 1998
                                                              -----------                     -----------

Net cash provided by (used in)
  operating activities                                        $ 17,435,000                    $  8,782,000

Net cash provided by (used in)
  investing activities                                          (1,679,000)                     (4,871,000)

Net cash provided by (used in)
 financing activities                                          (16,751,000)                     (2,006,000)

        Net cash provided by (used in) operating activities fluctuates between periods primarily as a result of differences in net income, the level of sales activity and the timing of the collection of accounts receivable, purchase of inventory and payment of accounts payable. During fiscal 1999 and 1998, a decrease in the Company's trade accounts receivable provided $13.9 million and $1.7 million, respectively, in cash from operations. In fiscal 1999, a decrease in inventory provided $13.2 million in cash from operations while in fiscal 1998 an increase in inventory of $0.5 million was a use of cash in operations.

        The net cash used in investing activities in fiscal 1998 includes the acquisition of certain assets of the Company's German distributor for $1.8 million. The net cash provided by (used in) financing activities in fiscal 1999 and fiscal 1998 represents primarily net repayments of debt.

        The Company's short-term liquidity is somewhat affected by seasonal fluctuations in accounts receivable levels. During typical years, the Company's accounts receivable and inventories decrease during the July and August summer holiday period. The January through March period may also experience decreases in receivables as a result of weather conditions.

        The Company believes that cash generated from operations and borrowings available under the revolving credit facility will be sufficient to meet its working capital and capital expenditure requirements for at least 12 months from April 3, 1999. Such facility, together with cash from operations, is expected to be sufficient to enable the Company to meet its working capital and capital expenditure needs for the longer term. However, there can be no assurance that liquidity would not be adversely impacted by a decline in general economic conditions or that future credit facilities will be available.

Changes in Financial Position

         At April 3, 1999, trade accounts receivable decreased $14.5 million (37%) and inventories decreased $14.5 million (22%), respectively, as compared to March 28, 1998. The declines in accounts receivable and inventory are a result of the decline in sales due to weaker market conditions in North America and the United Kingdom.


Seasonality

        The Company experiences a seasonal decline in net sales during its second fiscal quarter, particularly during the July and August summer holiday period. During such period, the Company's manufacturing facilities close for approximately one to three weeks. The fourth fiscal quarter may also experience decreases in net sales as a result of weather conditions.


Economic Cycles

         The overall market for machine tools is cyclical, reflecting economic conditions, production capacity utilization, changes in tax and fiscal policies, corporate profitability and financial condition as well as the general level of business confidence. During fiscal 1999, the Company's incoming orders in North America and Europe were approximately 34% and 18% less, respectively, than the incoming orders in fiscal 1998. During the fiscal fourth quarter ended April 3, 1999, the Company experienced a decline in incoming net orders in North America and Europe of approximately 41% and 37%, respectively, as compared to the fiscal fourth quarter ended March 28, 1998. These declines appear to represent a cyclical trend in the United States and the United Kingdom, the Company's two principal markets, of declining purchases by customers for machine tools in the segment of the machine tool industry in which the Company participates. The Company cannot predict for what period of time the decreased level of customer purchases could continue, whether the level of customer purchases will decline further, or the level at which incoming orders will be.


Year 2000 Readiness Disclosure

         Many companies may face potential serious business problems because software applications and business equipment developed in the past may not properly recognize future calendar dates due to Year 2000 limitations. These problems could cause systems to become unstable, stop working or provide incorrect data based upon dates.

         The Company is continuing its assessment of the impact on the Year 2000 issue on its operations. Based upon its assessment to date, the Company believes that the majority of its significant internal computer operating and date sensitive systems are Year 2000 compliant or will be able to operate after the date change without having a material adverse impact on the Company's operations. Part of this belief is based upon third party representations. Discussions to date with critical and important third party suppliers have not indicated that any significant problems will occur as a result of the Year 2000 that would materially effect the Company's ability to operate. Many of the Company's suppliers are still working on ensuring that they will be Year 2000 compliant. Based on the current status of the Company's Year 2000 compliance assessment, the estimated total costs to be incurred for all the Company's Year 2000 related projects are not expected to exceed approximately $200,000. Such expenses will be expensed as incurred and are exclusive of systems being replaced or upgraded in the normal course of business.

         The risk factors the Company faces include the possibility that it has not identified one or more internal system which is not Year 2000 compliant and the failure of such system materially impacts the Company's ability to operate. In addition, the failure of critical and important suppliers to correct their material Year 2000 compliance problems could result in serious disruptions in their normal business activities and operations.
Such disruptions could materially impact the Company's ability to operate.

         The Company's contingency plans include identifying alternative suppliers to current suppliers who are critical and important and are determined by the Company to be a risk as a result of such supplier's lack of Year 2000 compliance. The Company cannot be assured that alternative suppliers will be identified.

         In addition, the Company's customer base may also be facing problems related to Year 2000. Such problems could affect their spending plans and thus potentially impact the Company's future sales.

         Due to the intricate nature of the Year 2000 problems that could arise if the Company and other entities with which it transacts business fail to address this issue, such problems could result in a material adverse impact on the Company's operations and a material financial risk to the Company.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Consolidated Financial Statements beginning on page F-1.



ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH   ACCOUNTANTS  ON ACCOUNTING  AND
FINANCIAL DISCLOSURE

         None

                                  PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers:

         Name                                Age                        Position
         ----                                ---                        --------
Joseph E. Clancy                              69             Chairman of the Board of Directors
Dan L. Griffith                               58             President, Chief Executive Officer and Director
Walter C. Lazarcheck                          35             Vice President and Chief Financial Officer
Malcolm Taylor                                63             Senior Vice President and Managing Director-
                                                               European Operations
Robert J. Cresci                              55             Director
Eliot M. Fried                                66             Director
Bhikhaji M. Maneckji                          50             Director

         Joseph E. Clancy has served as Chairman of the Board since 1988 and was Chief Executive Officer of Bridgeport Machines from 1986 to June 1995 and President from 1986 until September 1994. From 1968 to 1986, Mr. Clancy served the Bridgeport Machines Division of Textron in various senior management positions, including as President from 1978 to 1986. Mr. Clancy currently serves as a director of People's Bank, Bridgeport, Connecticut. Mr. Clancy is Chairman of Bridgeport Machines' Nominating Committee.

         Dan L. Griffith has served as Chief Executive Officer of Bridgeport Machines since June 1995, and as President since September 1994. Mr. Griffith also served as Chief Financial Officer of Bridgeport Machines from 1986 to June 1995 and Executive Vice President from 1986 to September 1994. Mr. Griffith has been a Director since April 1992. Mr. Griffith joined the Bridgeport Machines Division of Textron in 1983 after holding various financial positions with Textron. Mr. Griffith is a member of Bridgeport Machines' Nominating Committee.

         Walter C. Lazarcheck has served as Vice President and Chief Financial Officer of Bridgeport Machines since June 1995. Mr. Lazarcheck joined Bridgeport Machines in January 1995 as Vice President - Finance. Mr. Lazarcheck previously was an audit manager for Arthur Andersen LLP and worked for Arthur Andersen LLP from 1985 to 1994.

         Malcolm Taylor has served as Senior Vice President and Managing Director-European Operations since September 1995. From 1988 to September 1995, Mr. Taylor was Managing Director of Bridgeport Machines' United Kingdom subsidiary, Bridgeport Machines Ltd. From 1984 to 1988, Mr. Taylor was Managing Director of Bridgeport Machines Ltd.'s Singapore operations. Mr. Taylor has been associated with Bridgeport Machines for 27 of the last 34 years.

         Robert J. Cresci has served as a Director of Bridgeport Machines since 1986, except for the period from August to November 1991. Mr. Cresci has been a Managing Director of Pecks Management Partners Ltd., an investment management firm, since September 1990.

Mr. Cresci currently serves on the boards of EIS International, Inc., Sepracor, Inc., Arcadia Financial, Ltd., Hitox, Inc., Film Roman, Inc., Aviva Petroleum Ltd., Quest Education Corporation, Castle Dental Centers, Inc., Candlewood Hotel Co., SeraCare, Inc. and several private companies. Mr. Cresci is a member of Bridgeport Machines' Compensation Committee.

         Eliot M. Fried has served as a Director of Bridgeport Machines since 1988. Mr. Fried has been a Managing Director of Lehman Brothers Inc. ("Lehman Brothers") and its predecessors since 1991. Prior thereto, he was Senior Executive Vice President of Lehman Brothers. Mr. Fried is a director of Axsys Technologies, Inc. and L-3 Communications Holdings, Inc. Mr. Fried is Chairman of Bridgeport Machines' Compensation Committee and a member of Bridgeport Machines' Audit Committee.

         Bhikhaji M. Maneckji has been a Director of Bridgeport Machines since May 1995. Mr. Maneckji is the designee Board member of Textron. See "Compensation Committee Interlocks and Insider Participation." Mr. Maneckji is Vice President and General Counsel-Textron Industrial Products, Textron Inc. From October 1995 to January 1997, Mr. Maneckji was General Counsel-Textron Industrial Products, Textron Inc. From 1986 to October 1995, Mr. Maneckji was Assistant General Counsel and Assistant Secretary of Textron. From 1973 to 1986, Mr. Maneckji served Textron in various positions. Mr. Maneckji is Chairman of Bridgeport Machines' Audit Committee.

ITEM 11.   EXECUTIVE COMPENSATION

         The following table sets forth information regarding the cash and other compensation paid or accrued and certain long-term awards made to the Chief Executive Officer and the four highest paid named executives for services in all capacities for the fiscal years ending April 3, 1999, March 28, 1998 and March 29, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM
                                                                           COMPENSATION
                                                                           ------------

                                            Annual Compensation                       Awards
                                                                     Def. Comp.
                                                                        (1)        Securities
                                                                       Other       Underlying
                                                                       Annual       Options/     All Other
     Name and Principal                                               Compen-         SARs       Compen-
          Position            Year     Salary  ($)     Bonus ($)     sation ($)    (# Shares)    sation($)
          --------            ----     ------  ---     ---------     ----------    ----------    ---------
J.E. Clancy                   1997      275,000               -         919            -           10,287
Chairman of the Board         1998      240,385               -          82            -            9,347
                              1999      125,000               -           -            -            3,332(2)

D.L. Griffith                 1997      255,769               -           -       10,000            8,332
President, Chief              1998      278,461               -           -       15,000            9,256
Executive Officer and         1999      290,000               -           -            -            4,221(3)
Director

M.S. LaMonica, Jr.            1997      151,754           28,502        569            -            6,060
Vice President-               1998       52,735           29,037         74            -            2,288
Marketing & Sales (4)

R. L. Rochford                1998       81,016           57,091         27        6,000            4,522
Vice President-Sales          1999       88,400           43,238        307            -            2,230(5)

M. Taylor                     1997      182,931(6)             -          -        5,000              657(6)
Senior Vice President         1998      194,443(6)             -          -        9,900              879(6)
and Managing Director-        1999      201,836(6)             -          -            -              873(6)
European Operations

R.J. LoStocco                 1997      130,000                -      1,643            -            5,036
Vice President-               1998      136,246                -      3,002        6,000            6,088
Administration and            1999      121,350                -        327            -            3,510(7)
Secretary (7)

Walter C. Lazarcheck          1997      117,654                -          -       10,000            3,595
Vice President &              1998      129,419                -          -        9,900            4,038
Chief Financial Officer       1999      139,150                -          -            -            1,686(8)

------------------------
1) Fringe benefit amounts are omitted to the extent the aggregate value of such benefits is less than the lesser of 10% of salary and bonus, or $50,000. Amounts listed in this column represent above-market interest on deferred compensation.
2) Consists of (i) $1,442 contributed by Bridgeport Machines to Mr. Clancy's account under the Company's 401(k) savings plan and (ii) $1,890 in life insurance premiums paid by Bridgeport Machines for the benefit of Mr. Clancy.

3) Consists of (i) $3,546 contributed by Bridgeport Machines to Mr. Griffith's account under Bridgeport Machines' 401(k) savings plan and (ii) $675 in life insurance premiums paid by Bridgeport Machines for the benefit of Mr. Griffith.
4) Mr. LaMonica, Jr. resigned from his position as Vice President-Marketing & Sales on July 3, 1997. Mr. Rochford assumed the position of Vice President-Sales in fiscal 1998.
5) Consists of (i) $1,885 contributed by Bridgeport Machines to Mr. Rochford's account under Bridgeport Machines' 401(k) savings plan and (ii) $345 in life insurance premiums paid by Bridgeport Machines for the benefit of Mr. Rochford.
6) The compensation was paid in United Kingdom pounds sterling and translated at average rates. Amount listed under All Other Compensation -1999 consists of $873 in medical insurance premiums paid by Bridgeport Machines for the benefit of Mr. Taylor.
7) Mr. LoStocco resigned from his position as Vice President-Administration and Secretary on December 31, 1999. Consists of (i) $1,620 contributed by Bridgeport Machines to Mr. LoStocco's account under Bridgeport Machines' 401(k) savings plan and (ii) $1,890 in life insurance premiums paid by Bridgeport Machines for the benefit of Mr. LoStocco.
8)   Consists  of  (i)  $1,605   contributed  by  Bridgeport   Machines  to  Mr.
     Lazarcheck's  account under  Bridgeport  Machines'  401(k) savings plan and
     (ii) $81 in life insurance premiums paid by Bridgeport Machines for the benefit of Mr. Lazarcheck.

         The following table sets forth information regarding grants of stock options made during fiscal year 1999 to each of the named executive officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

 Individual Grants
                                                                                                Potential Realized Value
                        Number of                                                                         at
                        Securities       % of Total                                             Assumed Annual Rates of
                        Underlying    Options Granted    Exercise or                            Stock Price Appreciation
                          Options        to Employees     Base Price                                for Option Term
      Name               Granted (#)    in Fiscal Year      ($/Sh)      Expiration Date            5%           10%
      ----               -----------    --------------      ------      ---------------            --           ---
J. E. Clancy                   -              -               -                -                   -             -
D. L. Griffith                 -              -               -                -                   -             -
W. C. Lazarcheck               -              -               -                -                   -             -
R. L. Rochford                 -              -               -                -                   -             -
M. Taylor                      -              -               -                -                   -             -

         The following table sets forth the information concerning the option exercises during fiscal 1999 and the fiscal year-end value of unexercised options.

              Aggregated Option Exercises in 1999 Fiscal Year and 1999 Fiscal Year-End Option Values

                                                              Number of Securities
                                                             Underlying Unexercised           Value of Unexercised
                            Shares                                Options at               In-the-Money Options at
                          Acquired on          Value            Fiscal Year-End             Fiscal        Year-End (1)
Name                     Exercise (#)     Realized ($)      Exercisable  Unexercisable    Exercisable  Unexercisable
J. E. Clancy                 -               -                     -              -         $     -        $     -
D. L. Griffith               -               -                41,666          3,334         $     -        $     -
W. C. Lazarcheck             -               -                17,467          9,933         $     -        $     -
R. L. Rochford               -               -                 4,000          4,000         $     -        $     -
M. Taylor                    -               -                19,133          8,267         $     -        $     -

(1) Amounts listed are based upon the $6.125 per share closing price for the Common Stock on the Nasdaq National Market on April 1, 1999 (last trading day in fiscal 1999).

Pension Scheme

     Bridgeport Machines maintains a Pension Scheme for its United Kingdom operations ("UK Pension Scheme"). The following table sets forth the estimated annual benefit payable upon retirement under the UK Pension Scheme.

                               Pension Plan Table

                                       -------------------------- Years of Service --------------------------

        Remuneration                   15                    20                   25                     30
         $145,000                   $32,625               $43,500               $54,375               $65,250
          160,000                    36,000                48,000                60,000                72,000
          175,000                    39,373                52,500                65,625                78,750
          190,000                    42,750                57,000                71,250                85,500
          205,000                    46,125                61,500                76,875                92,250
          210,000                    47,250                63,000                78,750                94,500
          215,000                    48,375                64,500                80,625                96,750
          220,000                    49,500                66,000                82,500                99,000

     The  Remuneration  column relates to a participant's  annual salary such as that set forth in the Salary column of the Summary Compensation Table. A participant's pensionable salary is the highest average annual salary of any three consecutive years during the last ten years prior to retirement. The normal retirement date for participants is age 65. The normal retirement benefit consists of a stream of monthly payments over the life of the participant. Malcolm Taylor, Senior Vice President and Managing Director -European Operations, is a participant in Bridgeport Machines' UK Pension Scheme and is 63 years old and has 27 years of service.


Compensation of Directors

         Each Director who is not an employee of Bridgeport Machines receives from Bridgeport Machines an annual fee of $12,500, a meeting fee of $500 for each Board or Committee meeting attended and reimbursement of expenses incurred in attending meetings. Each non-employee Director was granted under the Directors Plan an option to purchase 7,500 shares of Common Stock upon the consummation of Bridgeport Machines' initial public offering in December 1994. Those non-employee Directors who were not directors at such time were granted an option to purchase 7,500 shares of Common Stock upon being appointed Director of the Company. In addition, each non-employee Director will automatically be granted annually an option to purchase an additional 2,000 shares of Common Stock on the date of each of Bridgeport Machines' annual meetings of stockholders.

Employment Agreements

         Joseph E. Clancy, Dan L. Griffith and Walter C. Lazarcheck have employment agreements with Bridgeport Machines. Under such agreements, Mr. Clancy serves as Chairman of the Board and as an Executive Officer for a base salary of $125,000. Mr. Griffith serves as President and Chief Executive Officer for a base salary of $290,000. Mr. Lazarcheck serves as Vice President, Chief Financial Officer and Secretary for a base salary of $139,150. The base salary is automatically adjusted annually for increases in U.S. City Average Consumer Price Index. The agreements also provide for annual salary increases as determined by the Board of Directors. The term of each agreement continues until the earlier of the executive's retirement, death, disability or voluntary termination. Under the agreements, Messrs. Clancy, Griffith and Lazarcheck are also provided the opportunity to participate in pension and welfare plans, programs and benefits offered generally to all executives.

         In the event of termination of employment of Messrs. Clancy, Griffith or Lazarcheck by Bridgeport Machines for cause, or if the executive resigns other than by reason of a substantial breach of the employment agreement by Bridgeport Machines, the executive will be entitled only to his base salary and benefits through the date of termination. In the event of termination of employment without cause or resignation by the executive as a result of a substantial breach of the employment agreement by Bridgeport Machines (such as reduction in base salary), the executive will be entitled to two years' base salary plus any bonus awarded (but not received) during the current or preceding year and benefits for two years following termination of the agreement.

         Each of Mr. Clancy, Mr. Griffith and Mr. Lazarcheck has agreed to refrain from competing with Bridgeport Machines for two years following termination of employment or resignation therefrom. The agreements provide that the restricted period may be extended if the executive violates the non-competition provisions. Additionally, the executive forfeits any right to severance if he materially breaches such provisions.

         Bridgeport Machines is permitted to assign the agreement to any business that acquires all or substantially all of the assets of Bridgeport Machines by merger, consolidation or otherwise.

         Malcolm Taylor entered into an employment agreement in September 1996 pursuant to which he serves as Senior Vice President-Bridgeport Machines, Inc. and Managing Director of Bridgeport Machines' European Operations. The agreement has a term of two years after which it may be terminated by Bridgeport Machines at any time upon not less than 24 months notice or by Mr. Taylor at any time upon not less than 12 months notice. The agreement presently provides for an annual salary of 122,325 pound sterling (approximately $198,000), subject to annual increases as determined by the board of Bridgeport Machines' United Kingdom subsidiary. Under the agreement, Mr. Taylor is provided the opportunity to participate in Bridgeport Machines' bonus programs and pension and welfare plans and benefits. In the event Mr. Taylor is unable to perform his duties under the agreement as a result of illness or other incapacity beyond his control, he will be entitled to receive all or part of his salary for a period of six months or longer at the Board's discretion.

         Certain officers and directors of the Company have agreements which will be effected as a result of the Merger. In addition, certain officers of the Company have entered into new employment or consulting arrangements that become effective at the effective time of the Merger (the "Effective Time"). These existing and new agreements are discussed below.

         Stock Options. Immediately prior to the Effective Time, each option granted pursuant to the Company's stock option plans will become fully vested and immediately exercisable. Each holder of a stock option outstanding immediately prior to Effective Time will be entitled to receive and will be paid in full satisfaction of such stock option, or each stock option will after the Effective Time be exercisable for, a cash payment equal to the product of (i) the excess, if any, of the Merger consideration of $10.00 over the exercise price per share of Common Stock subject to such option multiplied by (ii) the number of shares of Common Stock subject to such option immediately prior to the Effective Time, less any income or employment tax withholding required under the Internal Revenue Code of 1986, as amended, or any provision of state, local or foreign tax law.

         New Employment Arrangements. The employment of Dan L. Griffith will terminate upon completion of the Merger. Under the terms of Mr. Griffith's present employment agreement , Mr. Griffith will be paid his current base salary, in accordance with the Company's normal payroll practices, and allowed to participate in the Company's benefit plans for the two-year period commencing on his termination date. As of Mr. Griffith's termination date, he will be retained as a consultant to the Company for six months. The terms of the consulting agreement are discussed below.

         Following the Merger, Walter C. Lazarcheck will continue his employment with the Company as its Vice President, Chief Financial Officer and Secretary pursuant to the terms of his present employment agreement. Mr. Lazarcheck will also be paid a bonus of $69,575 by Goldman at the time of the closing of the Merger.

         Following the Merger, Malcolm Taylor will continue his employment as the Managing Director European Operations pursuant to the terms of his present service agreement. Mr. Taylor will also be paid a bonus of UK(pound)57,576 by Goldman, one-half to be paid at the time of the closing of the Merger and the remainder to be paid six months thereafter, provided Mr. Taylor continues to perform his present obligations under his service agreement.

         New Consulting Agreement. Dan L. Griffith will be retained as a consultant to the Company for the six-month period commencing as of the closing of the Merger (the "Term"). Under the terms of the consulting agreement, Mr. Griffith will receive $1,000 for each day on which he provides consulting services to the Company, and $500 for each business day for which no services are provided to the Company. Mr. Griffith will also receive a lump sum payment of $72,500 at the time of the closing of the Merger. At the end of the Term Mr. Griffith will receive an additional lump sum payment of $72,500 (reduced by the aggregate payments received by Mr. Griffith on days for which no consulting services are performed for the Company). During the Term and continuing until July 31, 2000, Mr. Griffith is prohibited from engaging in certain competitive business activities with the Company and its affiliates.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee currently consists of Robert J. Cresci and Eliot M. Fried. None of the members of the Compensation Committee is or has been an officer or employee of Bridgeport Machines. No executive officer of Bridgeport Machines served on any board of directors or compensation committee of any entity (other than Bridgeport Machines) with which any member of the Compensation Committee is affiliated.

         The following agreements relate to certain relationships and related transactions involving among others, the members of the Compensation Committee.

         Recapitalization Voting Agreement. In connection with the 1992 Recapitalization, existing stockholders of Bridgeport Machines ("Existing Stockholders") who, as of July 24, 1998, owned a total of 1,958,309 shares of Common Stock, entered into an agreement (the "Recapitalization Voting Agreement") pursuant to which they agreed to vote their shares to elect members of the Board of Directors as follows: (i) one Director designated by Textron, as holder of 1,189,233 shares of Common Stock and (ii) one Director designated by Kansas Debt Fund ("KDF") and State of Delaware Employees Retirement Fund ("DERF"), acting by a majority of an aggregate of 608,538 shares of Common Stock held by KDF and DERF, of which KDF currently owns approximately 63%. Such voting arrangements lapse in each case, on the earlier of December 31, 2000 or the date on which the covered shares owned by Textron or KDF and DERF, as the case may be, constitute less than 5% of the outstanding Common Stock.

         Pursuant to the Termination Agreement and Waiver, Textron, KDF and DERF waived their rights with respect to each share of Common Stock held by an Existing Stockholder that is sold or otherwise transferred by the Existing Stockholder to a person or entity which is not an affiliate (as defined in the Termination Agreement and Waiver) of such Existing Stockholder (see also "-Textron Stockholders Agreement" below). In addition, each of the parties to the Voting Agreement waived any and all rights granted to it pursuant to the Voting Agreement with respect to any shares of Common Stock sold in Bridgeport Machines' initial public offering in December 1994.

         Textron Stockholders Agreement. In connection with the 1992 Recapitalization, Existing Stockholders with respect to certain shares of Common Stock (the "Covenanted Shares"), agreed to share with Textron certain proceeds from the sale or disposition of their respective shares of Common Stock. Such price sharing arrangement was terminated in fiscal 1995 and no longer has any effect.

         During the term of the agreement, the holders of the Covenanted Shares also agreed to vote their shares in favor of a Textron nominee to the Board of Directors, provided that such agreement shall not preclude such holders from voting in favor of any other nominee in addition to the Textron nominee. All Covenanted Shares are subject to the Recapitalization Voting Agreement and, as a result, the Textron Stockholders Agreement does not provide the Textron nominee with additional votes (see "-Recapitalization Voting Agreement" above).

         The voting arrangement under the Textron Stockholders Agreement will continue in effect until the earlier of December 15, 2000 or the date on which the shares received by Textron in the 1992 Recapitalization constitute less than 5% of the outstanding Common Stock or, with respect to each Covenanted Share, until the occurrence of any of the following events with respect to such share and compliance by the holder with applicable procedures: (i) the sale of a Covenanted share at $7.05 or more in a transaction where no public market exists for the Common Stock, (ii) the first sale of such Covenanted Share while a public market for the Common Stock exists,
(iii) the sale of such Covenanted Share in a transaction involving a sale of all of the Common Stock and (iv) the distribution, whether in dissolution, by dividend or otherwise, to Bridgeport Machines' stockholders of all of the net proceeds of the sale by Bridgeport Machines of substantially all of its assets. In the event Textron disposes of any of its original 1,448,400 shares of Common Stock (Textron currently holds 1,189,233 of such shares) while the covenant is in effect, such covenant will lapse with respect to a proportionate number of Covenanted Shares. In addition, pursuant to the Termination Agreement and Waiver, Textron waived its voting rights with respect to each Covenanted Share that is sold or otherwise transferred by a holder to a person or entity other than an affiliate (as defined in the Termination Agreement and Waiver). (See "-Recapitalization Voting Agreement" above.)

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of May 17, 1999 the beneficial ownership of Common Stock by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) the directors and executive officers individually and (iii) the directors and executive officers as a group.

                                                                   Shares                  Percent of
       Name                                                 Beneficially Owned (1)        Total Shares
       ----                                                 ----------------------        ------------
Textron Inc.                                                      1,207,733                   21.6%
40 Westminster Street
Providence, RI 02903

Citigroup Inc. (2)                                                  711,796                   12.8
153 East 53rd Street
New York, NY  10043

Lehman Brothers Holdings, Inc.                                      639,935                   11.5
Three World Financial Center
New York, NY 10285

High Technology Holding Corp. (3)                                   568,700                   10.2
2229 South Yale Street
Santa Ana, CA  92704

Kansas Debt Fund, Nominee for
Kansas Public Employees Retirement Systems (12)                     535,910                    9.6
c/o Portfolio Advisors, Inc.
9 Old Kings Highway South
Darien, CT  06820

U.S. Bancorp (4)                                                    316,140                    5.7
601 2nd Ave. South
Minneapolis, MN  55402

Joseph E. Clancy                                                     82,043                    1.5
Dan L. Griffith (5)                                                  94,777                    1.7
Walter C. Lazarcheck (6)                                             17,467                    *
Robert L. Rochford (7)                                                4,000                    *
Malcolm Taylor (8)                                                   26,883                    *
Robert J. Cresci (9)                                                 11,500                    *
Eliot M. Fried (10)                                                  21,500                    *
Bhikhaji M. Maneckji (11)                                                 -                    *
All Directors and Executive Officers                                258,170                    4.5
 as a group (total 8 persons)

------------
*        Less than 1% of the outstanding Common Stock

1) Pursuant to the regulations of the SEC, shares are deemed to be "beneficially owned" by a person if such person directly or indirectly has or shares the power to vote or dispose of such shares whether or not such person has any pecuniary interest in such shares or the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire through the exercise of any option, warrant or right.
2) In a Schedule 13G filed with the SEC on January 22, 1999, Citigroup Inc. reported that as of January 12, 1999 it held 711,796 shares of Common Stock. Citigroup Inc. reported that it possessed: (i) shared dispositive power with respect to 711,796 shares and (ii) shared voting power with respect to 711,796 shares.

3) In a Schedule 13D filed with the SEC on July 22, 1998 as amended on March 15, 1999, High Technology Holding Corp. reported that as of March 15, 1999, it held 568,700 shares of Common Stock. High Technology Holding Corp. reported that it possessed: (i) sole dispositive power with respect to 568,700 shares and (ii) sole voting power with respect to 568,700 shares.
4) In a Schedule 13G filed with the SEC on March 1, 1999, U.S. Bancorp, a parent holding company, reported that as of December 31, 1998 it held 316,140 shares of Common Stock. U.S. Bancorp reported that it possessed:
     (i) sole dispositive power with respect to 316,140 shares and (ii) sole voting power with respect to 303,540 shares.
5) Includes 41,666 shares which may be acquired by Mr. Griffith upon the exercise of immediately exercisable options.
6) Consists of 17,467 shares which may be acquired by Mr. Lazarcheck upon the exercise of immediately exercisable options.
7) Consists of 4,000 shares which may be acquired by Mr. Rochford upon the exercise of immediately exercisable options.
8) Includes 19,133 shares which may be acquired by Mr. Taylor upon the exercise of immediately exercisable options.
9) Consists of 11,500 shares which may be acquired by Mr. Cresci upon the exercise of immediately exercisable options. Does not include 226,166 shares beneficially owned by DERF, which Mr. Cresci may be deemed to beneficially own by virtue of his position as a Managing Director of Pecks Management Partners Ltd., investment advisor for such fund.
10) Includes 11,500 shares which may be acquired by Mr. Fried upon the exercise of immediately exercisable options. Does not include shares beneficially owned by Lehman Brothers Holdings, Inc., which Mr. Fried may be deemed to beneficially own by virtue of his position as Managing Director of Lehman Brothers Holdings, Inc.
11) Does not include shares beneficially owned by Textron, which includes shares underlying stock options registered in Mr. Maneckji's name, of which Mr. Maneckji disclaims beneficial ownership.
12) The Company's register of stockholders of record indicates that, as of May 17, 1999, KDF, Nominee for Kansas Public Employees Retirement Systems, holds 535,910 shares of Common Stock.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following agreements relate to certain relationships and related transactions involving among others, the members of the Board of Directors.

         Settlement of Certain Environmental Matters. In connection with the leveraged buy-out of Bridgeport Machines from Textron in 1986, Textron agreed to retain liability for, among other things, historic contamination related to Bridgeport Machines' facility in Bridgeport, Connecticut. Subsequent to Bridgeport Machines' leveraged buy-out transaction in 1986, contamination was identified at the Connecticut facility. Textron disputed the extent of its liability for remediation of the contamination. Bridgeport Machines commenced litigation against Textron. In settlement of the litigation, Textron and Bridgeport Machines entered into an agreement in June 1994 which allocates remediation costs between Textron and Bridgeport Machines (the "Settlement Agreement"). Under the Settlement Agreement, Textron agreed to accept sole responsibility to remediate hazardous substances in certain areas of the Bridgeport Machines' facility to the extent required by law, and Bridgeport Machines and Textron agreed to share equally the costs to remediate groundwater beneath the property.

         Textron Financing Arrangements. Bridgeport Machines offers to its customers the ability to finance purchases through financing arrangements provided by TFC, a subsidiary of Textron. TFC determines whether or not to extend financing to customers on a case by case basis. In the event of default by a customer, Bridgeport Machines is under no obligation to repurchase the equipment.

Bridgeport Machines believes that the loss of TFC as a financing source would not have a material adverse effect on Bridgeport Machines.

         Assumption of Product Liability by Textron. In connection with Bridgeport Machines' leveraged buy-out transaction in 1986, Textron assumed certain product liability exposure for products shipped by Bridgeport Machines prior to the effective date of the closing of such transaction.

         Goldman Voting Agreements for Principal Stockholders Other Than Textron. In connection with the execution of the Merger Agreement, each of the Principal Stockholders entered into a Goldman Voting Agreement with Goldman pursuant to which such Principal Stockholder, among other things, has granted Goldman a proxy to vote the shares of Common Stock over which such Principal Stockholder has voting control in favor of the adoption and approval of the Merger Agreement and the transactions contemplated thereby at the special meeting of stockholders to approve the Merger Agreement.

         Each Principal Stockholder has agreed not to sell, transfer or otherwise dispose of, or reduce his interests in, any shares of Common Stock owned by such stockholder prior to the termination of such Stockholder's Goldman Voting Agreement.

         Each Principal Stockholder has additionally agreed not to, directly or indirectly, (i) solicit, initiate or encourage (or authorize any person to solicit, initiate or encourage) any inquiry, proposal or offer from any person (other than Goldman) to acquire the business, property or capital stock of the Company or any of its subsidiaries, or any acquisition of a substantial equity interest in, or a substantial amount of the assets of, the Company or any of its subsidiaries or (ii) participate in any discussion or negotiations regarding, or furnish to any other person any information with respect to, or otherwise cooperate in any way with, or participate in, facilitate or encourage any effort or attempt by any person (other than Goldman) to do or seek any of the foregoing. However, each Principal Stockholder or its representative, as a member of the Board of Directors, may take actions in such capacity as are permitted under the Merger Agreement.

         Each Goldman Voting Agreement will terminate upon the earlier of (i) the Effective Time, and (ii) the termination of the Merger Agreement in accordance with the provisions thereof.

         Textron's Goldman Voting Agreement. The Goldman Voting Agreement with Textron consists of the identical terms and conditions as are present in the other Goldman Voting Agreements. In addition, if the Merger Agreement is terminated under circumstances that obligate Bridgeport to pay to Goldman a termination fee, Textron has agreed in its Goldman Voting Agreement to pay to Goldman an amount equal to the product of (a) the amount by which the consideration per share paid to Textron in the transaction triggering such termination exceeds $10.00, and (b) the total number of shares of Common Stock transferred by Textron in such transaction.

         The foregoing description of the Goldman Voting Agreements is qualified in its entirety by reference to the Goldman Voting Agreements which are exhibits to this Annual Report on Form 10-K.

         Textron Confirmation Letter. In connection with execution of the Merger Agreement, Textron and Goldman entered into a letter agreement, dated April 23, 1999, which confirms the obligation of Textron to indemnify the Surviving Corporation following the Merger for environmental claims under the Purchase and Sale Agreement, dated as of May 7, 1986, by and between the Company and Textron, and the Settlement Agreement, dated as of June 22, 1994, by and between the Company and Textron.


         Lehman Brothers' Engagement as Financial Advisor. Lehman Brothers acted as financial advisor to the Company in connection with the pending sale of the Company to Goldman. Mr. Eliot Fried, a Managing

Director of Lehman Brothers, is a director of the Company. In addition, affiliates of Lehman Brothers own approximately 639,935 shares of the Common Stock.

         On April 23, 1999, at a meeting of the Company's Board of Directors to approve the Merger Agreement, Lehman Brothers rendered its oral opinion to the Board of Directors that, as of such date, and based upon and subject to certain matters stated in Lehman Brothers' written opinion, the consideration to be received by the stockholders of the Company in the sale of the Company was fair, from a financial point of view, to the Company's stockholders. Lehman Brothers subsequently confirmed its oral opinion by delivery of its written opinion dated April 23, 1999.

         As compensation for its services as financial advisor to the Company in connection with the sale of the Company, the Company has paid to Lehman Brothers a retainer of $50,000 and incurred a fee of $250,000 upon delivery of its fairness opinion and has agreed to pay Lehman Brothers a fee of 1.125% of the total consideration (including the Company's total debt less cash and marketable securities) involved in the sale of the Company upon closing of the sale, from which the opinion fee will be deducted. In addition, the Company has agreed to reimburse Lehman Brothers for reasonable out-of-pocket expenses incurred in connection with, and to indemnify Lehman Brothers for certain liabilities that may arise out of, its engagement by the Company and its rendering of its opinion.

         Certain other relationships and related transactions are described above under "Compensation Committee Interlocks and Insider Participation."

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

(B)      Reports on Form 8-K

         A Current Report Form 8-K was filed on March 15, 1999 reporting a suggestion by a stockholder.

         A Current Report on Form 8-K was filed on March 23, 1999 reporting the Board of Directors' response to the stockholder suggestion outlined in the Current Report on Form 8-K filed on March 15, 1999.

         A Current Report on Form 8-K was filed on April 27, 1999 outlining a Plan of Merger approved by the Board of Directors involving the Company.

(C)      Exhibits

Exhibit
Number
------

         Asset Purchase Agreement, dated June 2, 1995, between Schultz & Braun GmbH, W. P. Werner Schneider and Bridgeport Machines GmbH
2.1.1    a) German version (binding agreement) (d)
2.1.2    b) English translation (d)
2.2 Agreement and Plan of Merger, dated as of April 23, 1999, by and among Goldman Industrial Group, Inc., Bronze Acquisition Corp. and Bridgeport Machines, Inc. (m)
3.1      Amended and Restated Certificate of Incorporation (a)
3.2      Amended and Restated Bylaws (a)
4.       See Amended and Restated Certificate of Incorporation, filed as Exhibit
         3.1 (a)
10.1.1 Plan and Agreement of Recapitalization for the Company dated as of December 15, 1992 (with certain exhibits) (a)
10.1.2 Termination Agreement and Waiver of Nominee Rights, effective March 8, 1995, among the Company and certain stockholders (e)
10.1.3 Termination and Registration Rights Agreement between the Company and Textron Inc. (b)
10.1.4   Notice and Waiver of Textron Inc. (b)

10.1.5 Notice and Waiver of Kansas Debt Fund, as nominee for Kansas Public Employees Retirement System (b)
10.1.6   Notice and Waiver of State of Delaware Employees Retirement Fund (b)
10.2.1 Revolving Credit and Security Agreement dated as of December 18, 1992, as amended (a)
10.2.2 Amendment No. 4 to Revolving Credit and Security Agreement dated as of December 18, 1992 (a)
10.2.3 Amended and Restated Revolving Credit, Term Loan and Security Agreement dated as of December 23, 1994 (c)
10.2.4 Consent and Amendment No. 2 to Amended and Restated Revolving Credit, Term Loan and Security Agreement (d)
10.2.5 Amendment No. 3 to Amended and Restated Revolving Credit, Term Loan and Security Agreement (g)
10.2.6 Amendment No. 4 to Amended and Restated Revolving Credit, Term Loan and Security Agreement (i)
10.2.7 Amendment No. 5 to Amended and Restated Revolving Credit, Term Loan and Security Agreement (j)
10.2.8 Amendment No. 6 to Amended and Restated Revolving Credit, Term Loan and Security Agreement (k)
10.2.9 Amendment No. 7 to Amended and Restated Revolving Credit, Term Loan and Security Agreement (l)
10.2.10 Waiver and Amendment No. 8 to Amended and Restated Revolving Credit, Term Loan and Security Agreement (l)
10.3.1   Company's 1994 Stock Incentive Plan (a)T
10.3.2   Form of Stock Option Grant under  Company's  1994 Stock  Incentive Plan
         (e) T
10.4.1   Company's 1994 Non-Employee Director Stock Option Plan (a)T
10.4.2 Form of Stock Option Grant under Company's 1994 Non-Employee Director Stock Option Plan (e) T
10.5     Employment  Agreement  between  the  Company and Joseph E. Clancy (k) T
10.6     Employment Agreement between the Company and Dan L. Griffith (f)T
10.6.1   Consulting Agreement between the Company and Dan L. Griffith T
10.7 Employment Agreement between Bridgeport Machines Limited and Malcolm Taylor (h)T
10.8 Purchase and Sale Agreement dated as of May 7, 1986 between the Company and Textron Inc. (a)
10.9 Settlement Agreement dated June 22, 1994 between the Company and Textron Inc. (a)
10.10.1  Management Subscription Agreements dated June 30, 1986 (a)
10.10.2  Termination Agreement among the Company and Management Purchasers (b)
10.10.3 Notice and Waiver of Lehman Brothers Holdings, Inc. (b) Lease Agreement, dated June 2, 1995, between Alu-Billets Produktions GmbH and Bridgeport Machines GmbH
10.11.1  a) German version (binding agreement) (d)
10.11.2  b) English translation (d)
10.12    Employment Agreement between the Company and Walter C. Lazarcheck (k) T
10.13 Affiliate's Agreement, dated as of April 23, 1999, between Goldman Industrial Group, Inc. and Textron Inc. (m)
10.14 Affiliate's Agreement, dated April 23, 1999, between Goldman Industrial Group, Inc. and Lehman LBO Inc. (m)

10.15 Affiliate's Agreement, dated April 23, 1999, between Goldman Industrial Group, Inc. and the State of Delaware Employees Retirement Fund (m)
10.16 Affiliate's Agreement, dated April 23, 1999, between Goldman Industrial Group, Inc. and Joseph E. Clancy (m)
10.17 Affiliate's Agreement, dated April 23, 1999, between Goldman Industrial Group, Inc.and Dan L. Griffith (m)
11.      Statement of Calculation of Earnings Per Share (n)
21.      Subsidiaries of the Registrant
23.      Consent of Arthur Andersen LLP
27.      Financial Data Schedule
--------------------

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

(j) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended March 29, 1997

(k) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended March 28, 1998

(l) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 2, 1999.

(m) Incorporated by reference from the Company's Current Report on Form 8-k dated April 23, 1999.

(n) Not included because computation can be determined from material contained in the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

                                  Date:  May 17, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as the dates indicated.

      Signature                          Title                            Date

/s/ Joseph E. Clancy           Chairman of the Board                May 17, 1999
--------------------
Joseph E. Clancy


/s/ Dan L. Griffith            President, Chief Executive           May 17, 1999
-------------------             Officer  and Director
Dan L. Griffith                (Principal Executive Officer)



/s/ Walter C. Lazarcheck       Vice President & Chief Financial     May 17, 1999
------------------------       Officer (Principal Financial
Walter C. Lazarcheck           and Accounting Officer)


/s/ Robert J. Cresci           Director                             May 17, 1999
--------------------
Robert J. Cresci


/s/ Eliot M. Fried             Director                             May 17, 1999
------------------
Eliot M. Fried



/s/Bhikhaji M. Maneckji        Director                             May 17, 1999
-----------------------
Bhikhaji M. Maneckji

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Bridgeport Machines, Inc. and Subsidiaries

       Report of Independent Public Accountants

       Consolidated Balance Sheets as of April 3, 1999 and
       March 28, 1998

       Consolidated Statements of Operations for the three years ended April 3, 1999

       Consolidated Statements of Stockholders' Equity for the three years ended April 3, 1999

       Consolidated Statements of Cash Flows for the three years ended April 3, 1999

       Notes to Consolidated Financial Statements

       Schedules to Financial Statements are not required

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Bridgeport Machines, Inc.:


We have audited the accompanying consolidated balance sheets of Bridgeport Machines, Inc. (a Delaware corporation) and subsidiaries as of April 3, 1999 and March 28, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years ended April 3, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridgeport Machines, Inc. and subsidiaries as of April 3, 1999 and March 28, 1998 and the results of their operations and their cash flows for each of the three fiscal years ended April 3, 1999 in conformity with generally accepted accounting principles.






                                                          /s/ARTHUR ANDERSEN LLP
                                                          ----------------------
ARTHUR ANDERSEN LLP

Stamford, Connecticut
May 17, 1999

                                 BRIDGEPORT MACHINES, INC.
                                CONSOLIDATED BALANCE SHEETS
                          AS OF APRIL 3, 1999 AND MARCH 28, 1998





                            ASSETS                            1999               1998
                            ------                       -------------      -------------
CURRENT ASSETS:
  Cash .............................................     $   3,844,000      $   4,892,000
  Trade accounts receivable, less allowance
    of $1,402,000 in 1999 and $1,551,000
    in 1998 ........................................        24,712,000         39,236,000
  Inventories ......................................        52,206,000         66,707,000
  Prepaid income taxes .............................           433,000               --
  Deferred income taxes ............................         2,499,000          3,100,000
  Prepaid expenses and other current assets ........           940,000          1,190,000
                                                         -------------      -------------

          Total current assets .....................        84,634,000        115,125,000
                                                         -------------      -------------


PROPERTY, PLANT AND EQUIPMENT:
  Land .............................................           342,000            351,000
  Buildings, improvements and leasehold improvements         4,116,000          4,081,000
  Machinery and equipment ..........................        19,342,000         19,880,000
  Furniture, fixtures and computer systems .........         6,267,000          5,979,000
                                                         -------------      -------------

                                                            30,067,000         30,291,000

           Less:  Accumulated depreciation .........       (12,684,000)       (10,586,000)
                                                         -------------      -------------

  Property, plant and equipment, net ...............        17,383,000         19,705,000
                                                         -------------      -------------

INVESTMENTS IN AND ADVANCES TO AFFILIATES ..........           649,000            859,000

OTHER ASSETS, net of accumulated amortization
  of $357,000 in 1999 and $1,585,000 in 1998 .......           300,000            421,000
                                                         -------------      -------------

           Total assets ............................     $ 102,966,000      $ 136,110,000
                                                         =============      =============


           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                BRIDGEPORT MACHINES, INC.
                               CONSOLIDATED BALANCE SHEETS
                          AS OF APRIL 3, 1999 and MARCH 28, 1998
                                       (Continued)


       LIABILITIES AND STOCKHOLDERS' EQUITY                 1999                1998
       ------------------------------------             -------------      -------------
CURRENT LIABILITIES:
  Bank overdrafts .................................     $     786,000      $   2,386,000
  Working capital revolver ........................         9,770,000         23,106,000
  Accounts payable ................................         9,366,000         20,153,000
  Accrued expenses ................................        13,408,000         14,396,000
  Income taxes payable ............................              --            1,001,000
  Current portion of long-term debt obligations ...         1,264,000          2,483,000
                                                        -------------      -------------

          Total current liabilities ...............        34,594,000         63,525,000

LONG-TERM DEBT OBLIGATIONS ........................         1,086,000          3,142,000

OTHER LONG-TERM LIABILITIES .......................           120,000            120,000
                                                        -------------      -------------

          Total liabilities .......................        35,800,000         66,787,000
                                                        -------------      -------------


STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000 shares
    authorized, no shares issued ..................              --                 --
  Common stock, $.01 par value, 13,000,000 shares
    authorized, 5,704,404 shares issued
    at April 3, 1999 and 5,702,404 shares
    issued at March 28, 1998 ......................            57,000             57,000
  Capital in excess of par value ..................        38,533,000         38,513,000
  Retained earnings  - subsequent to reclass-
    ification of $6,750,000 deficit as part of the
    quasi-reorganization as of January 3, 1993 ....        30,505,000         30,991,000
  Other comprehensive income:
    Cumulative translation adjustment .............          (784,000)           271,000
  Treasury stock at cost, 136,300 shares at
    April 3, 1999 and 50,000 shares
    at March 28, 1998 .............................        (1,145,000)          (509,000)
                                                        -------------      -------------

          Total stockholders' equity ..............        67,166,000         69,323,000
                                                        -------------      -------------

          Total liabilities & stockholders' equity      $ 102,966,000      $ 136,110,000
                                                        =============      =============

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                       BRIDGEPORT MACHINES, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE THREE YEARS ENDED APRIL 3, 1999


                                                   Year Ended        Year Ended         Year Ended
                                                 April 3, 1999     March 28, 1998      March 29, 1997
                                                 -------------     --------------      --------------
Net sales ..................................     $ 179,758,000      $ 213,770,000      $ 227,549,000

Cost of sales ..............................       142,857,000        165,976,000        176,484,000
                                                 -------------      -------------      -------------

          Gross profit .....................        36,901,000         47,794,000         51,065,000

Selling, general and administrative expenses        35,032,000         38,045,000         35,661,000
                                                 -------------      -------------      -------------

          Operating income .................         1,869,000          9,749,000         15,404,000

Interest expense ...........................        (2,213,000)        (2,608,000)        (2,858,000)

Other income (expenses), net ...............          (115,000)           225,000             90,000
                                                 -------------      -------------      -------------

          Income (loss) before provision for
            income taxes ...................          (459,000)         7,366,000         12,636,000

Provision for income taxes .................            27,000          3,451,000          4,635,000
                                                 -------------      -------------      -------------

          Net income (loss) ................     $    (486,000)     $   3,915,000      $   8,001,000
                                                 =============      =============      =============

Basic earnings (loss) per share ............     $       (0.09)     $        0.69      $        1.41
                                                 =============      =============      =============


Diluted earnings (loss) per share ..........     $       (0.09)     $        0.69      $        1.40
                                                 =============      =============      =============

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                                      BRIDGEPORT MACHINES, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               FOR THE THREE YEARS ENDED APRIL 3, 1999


                                                                                          Accumulated
                                                                                              Other
                                                                                          Comprehensive
                                                                                              Income
                                              Common Stock       Capital                    Cumulative
                                         -------------------    in Excess      Retained    Translation     Treasury   Comprehensive
                                          Shares   Par Value  of Par Value     Earnings     Adjustment       Stock         Income
                                          ------   ---------  ------------     --------     ----------       -----         ------
BALANCE, March 30, 1996                  5,676,697   $57,000   $ 38,259,000   $19,075,000   $(282,000)    $         -
                                         ---------   -------   ------------   -----------   ---------     -----------

Comprehensive Income:
   Net income for the year ended
   March 29, 1997                                -         -             -      8,001,000           -               -   $ 8,001,000

   Other Comprehensive Income:
      Translation adjustment for the year
      ended March 29, 1997                       -         -             -              -     450,000               -       450,000
                                                                                                                        -----------
         Total Comprehensive Income                                                                                     $ 8,451,000
                                                                                                                        ===========
Issuance of stock for exercises of
   stock options                             2,664         -        26,000              -           -               -
                                         ---------   -------   -----------    -----------   ---------     -----------

BALANCE, March 29, 1997                  5,679,361    57,000    38,285,000     27,076,000     168,000               -
                                         ---------   -------   -----------    -----------   ---------     -----------

Comprehensive Income:
   Net income for the year ended
   March 28, 1998                                -         -             -      3,915,000           -               -   $ 3,915,000
   Other Comprehensive Income:
      Translation adjustment for the year
      ended March 28, 1998                       -         -             -              -     103,000               -       103,000
                                                                                                                        -----------
         Total Comprehensive Income                                                                                     $ 4,018,000
                                                                                                                        ===========

                                                      BRIDGEPORT MACHINES, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               FOR THE THREE YEARS ENDED APRIL 3, 1999
                                                            (continued)


                                                                                          Accumulated
                                                                                              Other
                                                                                          Comprehensive
                                                                                              Income
                                              Common Stock       Capital                    Cumulative
                                         -------------------    in Excess      Retained    Translation     Treasury   Comprehensive
                                          Shares   Par Value  of Par Value     Earnings     Adjustment       Stock         Income
                                          ------   ---------  ------------     --------     ----------       -----         ------
Issuance of stock for exercises of
   stock options                            23,043         -        228,000             -           -               -
Purchase of treasury stock                       -         -              -             -           -        (509,000)
                                         ---------    -------  ------------   -----------   ---------     -----------

BALANCE, March 28, 1998                  5,702,404     57,000    38,513,000    30,991,000     271,000        (509,000)
                                         ---------    -------  ------------   -----------   ---------     -----------

Comprehensive Income:
   Net loss for the year ended
   April 3, 1999                                 -          -             -      (486,000)          -               -   $  (486,000)
   Other Comprehensive Loss:
      Translation adjustment for the year
      ended April 3, 1999                        -          -             -             -  (1,055,000)              -    (1,055,000)
                                                                                                                        -----------
         Total Comprehensive Loss                                                                                       $(1,541,000)
                                                                                                                        ===========
Issuance of stock for exercises of
   stock options                             2,000          -       20,000            -            -                -

Purchase of treasury stock                       -          -            -            -            -         (636,000)
                                         ---------    -------  ------------   -----------   ---------     -----------

BALANCE, April 3, 1999                   5,704,404    $57,000  $38,533,000    $30,505,000   $(784,000)    $(1,145,000)
                                         =========    =======  ===========    ===========   =========     ===========

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                                      BRIDGEPORT MACHINES, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               FOR THE THREE YEARS ENDED APRIL 3, 1999

                                                                               Year Ended          Year Ended          Year Ended
                                                                              April 3, 1999       March 28, 1998      March 29, 1997
                                                                              -------------       --------------      --------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net Income (loss) ....................................................       $   (486,000)       $  3,915,000        $  8,001,000
                                                                               ------------        ------------        ------------
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation .....................................................          3,824,000           3,341,000           3,166,000
      Amortization .....................................................            104,000              98,000             128,000
      (Increase) decrease in deferred income taxes .....................            601,000              44,000            (464,000)
      Net (gain) loss on sale of property, plant andequipment ..........             16,000              (6,000)            (48,000)

  Changes in operating assets and liabilities, net of
      Business acquired:
      Decrease (increase) in net trade accounts receivable .............         13,944,000           1,661,000           3,827,000
      Decrease (increase) in inventories ...............................         13,165,000            (482,000)         (5,543,000)
      Decrease (increase) in prepaid expenses and other
         current assets ................................................           (205,000)            816,000            (633,000)
      Decrease (increase) in other assets ..............................            190,000             202,000              80,000
      Increase (decrease) in bank overdrafts ...........................         (1,600,000)            132,000             279,000
      Increase (decrease) in accounts payable and accrued
         expenses ......................................................        (12,118,000)           (939,000)         (3,490,000)
                                                                               ------------        ------------        ------------

          Total adjustments ............................................         17,921,000           4,867,000          (2,698,000)
                                                                               ------------        ------------        ------------
          Cash flows provided by (used in) operating activities ........         17,435,000           8,782,000           5,303,000
                                                                               ------------        ------------        ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING
 ACTIVITIES:
  Capital expenditures .................................................         (1,751,000)         (3,049,000)         (3,433,000)
  Proceeds from sale of property, plant and equipment ..................             72,000              27,000             146,000
  Purchase of certain assets of a distributor ..........................               --            (1,849,000)                 --
                                                                               ------------        ------------        ------------
          Cash flows provided by (used in) investing activities ........         (1,679,000)         (4,871,000)         (3,287,000)
                                                                               ------------        ------------        ------------

                                                      BRIDGEPORT MACHINES, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               FOR THE THREE YEARS ENDED APRIL 3, 1999
                                                            (continued)

                                                                               Year Ended          Year Ended          Year Ended
                                                                              April 3, 1999       March 28, 1998      March 29, 1997
                                                                              -------------       --------------      --------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Sale of common stock .................................................             20,000             228,000              26,000
  Borrowings under working capital revolver ............................          3,431,000          10,999,000          11,402,000
  Repayments under working capital revolver ............................        (16,035,000)        (10,137,000)        (17,995,000)
  Borrowing of other debt ..............................................               --                  --             5,000,000
  Payments of other debt and capitalized lease  obligations ............         (3,531,000)         (2,587,000)         (2,281,000)
  Purchase of treasury stock ...........................................           (636,000)           (509,000)               --
                                                                               ------------        ------------        ------------
          Cash flows provided by (used in) financing activities ........        (16,751,000)         (2,006,000)         (3,848,000)
                                                                               ------------        ------------        ------------

    Effect of exchange rate changes on cash ............................            (53,000)             (5,000)           (136,000)
                                                                               ------------        ------------        ------------

          Net change in cash ...........................................         (1,048,000)          1,900,000          (1,968,000)
CASH, beginning of period ..............................................          4,892,000           2,992,000           4,960,000
                                                                               ------------        ------------        ------------
CASH, end of period ....................................................       $  3,844,000        $  4,892,000        $  2,992,000
                                                                               ============        ============        ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid ........................................................       $  2,018,000        $  2,682,000        $  2,809,000
  Income taxes paid, net ...............................................       $    878,000        $  6,667,000        $  4,960,000

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            BRIDGEPORT MACHINES, INC.
                            -------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


(1)      The Company:
         ------------

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


(2)      Summary of Significant Accounting Policies:
         ------------------------------------------

             Principles of consolidation-
             ----------------------------

             The consolidated financial statements include all the accounts of Bridgeport Machines, Inc. and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Less than 20% owned investments are accounted for on the cost basis. Investments that the Company owns 20% to 50% of are accounted for on the equity basis.

             Fiscal year-
             ------------

             The Company's fiscal year is the 52- or 53-week period ending the Saturday nearest to March 31. Fiscal 1999 was a 53-week year. Fiscal 1998 and 1997 were 52-week years. Fiscal 1999, 1998 and 1997 ended on April 3, March 28 and March 29, respectively.

             Use of estimates-
             -----------------

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

             Cash-
             -----

             Cash consists primarily of uncleared cash deposits. These balances are periodically invested in overnight cash equivalent investment alternatives.

             Accounts receivable-
             --------------------

             The Company's trade receivables are primarily due from domestic and international distributors and manufacturing companies in a wide variety of industries.

             Inventories-
             ------------

             Inventories located in the United States are valued at the lower of cost under the last-in, first-out (LIFO) method or net realizable value. All other inventories are valued at the lower of cost under the first-in, first-out (FIFO) method or net realizable value.

             Property, plant and equipment-
             ------------------------------

             Land is stated at cost. As part of a quasi-reorganization implemented on January 3, 1993, the accumulated depreciation related to plant and equipment was netted against the related gross plant and equipment balances as of the date of the quasi-reorganization. Additions since the quasi-reorganization are stated at cost. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the various classes of depreciable assets or, in the case of leasehold improvements, over the term of the lease, whichever is shorter. Estimated useful lives are as follows:

                    Buildings and improvements                      8-32 years
                    Machinery and equipment                         3-12 years
                    Furniture and fixtures                          5-10 years

             Other assets-
             -------------

             Other assets include deferred debt issuance costs that are being amortized over the term of the related debt agreements which are up to six years.

             Translation of foreign currencies-
             ----------------------------------

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

             Revenue recognition-
             --------------------

             Revenue is recognized by the Company when products are shipped.

             Research and development costs-
             -------------------------------

             Research and development costs are expensed as incurred. These costs have been incurred in connection with the design, development and enhancement of the Company's products and include costs to develop software. Research and development expense was $3,982,000, $5,364,000 and $5,091,000 for the years ended April 3, 1999, March 28, 1998 and March 29, 1997, respectively.

             Earnings per share-
             -------------------

             In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), was issued. FAS 128 established new standards for computing and presenting earnings per share. The Company adopted the new standard in the third quarter of fiscal 1998. Previously reported earnings per share amounts have been restated.

             Impairment of Long Lived Assets-
             --------------------------------

             The recoverability of the excess of cost over fair value of net assets acquired, as well as other long lived assets, are evaluated by an analysis of operating results and considerations of other significant events or changes in the business environment. If Management believes an impairment exists, the carrying amount of these assets would be reduced to their fair value as defined in Statement of Financial Accounting Standards No. 121.

             Recently Issued Accounting  Pronouncement-
             ------------------------------------------

             In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which provides new guidelines for accounting for derivative instruments was issued. The Company is currently analyzing what, if any, impact the new guidelines will have on the Company. The new statement is effective for financial periods beginning after June 15, 1999.

             In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. This statement establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for the current fiscal year. The Company operates in one industry segment.

             Reclassifications-
             ------------------

             Certain reclassifications have been made to prior year balances to conform to current year presentation.

(3)      Inventories:
         ------------

         Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost or market (net realizable value). Cost is determined using the last-in, first-out (LIFO) method for domestic inventories and the first-in, first-out (FIFO) method for foreign inventories.

         Inventories consisted of the following as of April 3, 1999 and March 28, 1998:


                                                   1999                1998
                                               -----------         -----------
             Raw materials                     $13,820,000         $18,351,000
             Work-in-process                    16,986,000          25,217,000
             Finished goods                     21,400,000          23,139,000
                                              ------------        ------------

                                               $52,206,000         $66,707,000
                                               ===========         ===========

         Had the FIFO method been used for all inventories, inventory would have been approximately the same value as shown at April 3, 1999 and March 28, 1998. Inventories valued under the LIFO method comprised approximately 50% and 48% of consolidated inventories before the LIFO adjustment at April 3, 1999 and March 28, 1998, respectively.


(4)      Investments in and Advances to Affiliates:
         ------------------------------------------

         The Company owns 19.5% of the stock of an entity which designs, develops and markets customized computer aided manufacturing software. In addition, Bridgeport Machines has agreed to provide loans to this entity of up to $500,000. As of April 3, 1999, the Company has a loan receivable of approximately $337,000 from and an investment of approximately $312,000 in this entity.

         In fiscal 1995, the Company entered into a joint venture agreement under which it owns 48% of a company in the Peoples Republic of China. The purpose of this joint venture is to manufacture machine tools in China. The Company contribution to the joint venture consisted of certain technology, equipment and training services. As of April 3, 1999, the joint venture company had limited activity.

         In fiscal 1994, the Company entered into a joint venture agreement under which it owns 40% of a company in Indonesia. The purpose of this joint venture is to manufacture machine tools for sale in southeast Asia. As its contribution to the joint venture, the Company is required to contribute certain technology and cash. The required investment for 40% ownership if all capital of the joint venture were to be called, net of certain payments required to be made to Bridgeport Machines by the joint venture, is approximately $1,900,000. Through April 3, 1999, the Company has contributed $278,000 for capital. As of April 3, 1999, the joint venture company had no substantive activities.

(5)      Accrued Expenses:
         -----------------

         Accrued expenses consisted of the following as of April 3, 1999 and March 28, 1998:


                                                     1999              1998
                                                 -----------      ------------
              Payroll and related accruals       $ 2,588,000      $  3,563,000
              Accrued insurance                    2,759,000         2,450,000
              Warranty reserves                    3,982,000         4,100,000
              Other                                4,079,000         4,283,000
                                                 -----------      ------------

                                                 $13,408,000       $14,396,000
                                                 ===========       ===========


(6)      Financial Instruments:
         ----------------------

         From time to time, the Company enters into forward exchange contracts to provide economic hedges against foreign currency fluctuations on its intercompany payables and future inventory purchases. At April 3, 1999, the Company had no commitments under forward purchase contracts.

         Gains (losses) on foreign currency transactions, which are included in other expense, net in the consolidated statements of income, were $(125,000), $(114,000) and $61,000 for the years ended April 3, 1999,
         March 28, 1998 and March 29, 1997, respectively.


(7)      Working Capital Revolver:
         -------------------------

         The Company has a revolving credit and term loan facility, as amended, that provides for maximum revolving borrowings of $24.5 million by the domestic entity of the Company and $19.5 million by the U.K. subsidiary of the Company. Loan availability under the facility is limited to the sum of (a) 80% of eligible accounts receivable plus (b) 40% of eligible inventory (limited to $13.5 million for domestic inventory and $10.0 million for foreign inventory) minus (x) the aggregate amount of outstanding letters of credit and (y) any reserves deemed reasonable by the lenders. Based upon this formula, as of April 3, 1999, the Company could borrow approximately an additional $22.8 million under the revolving credit facility, as amended, beyond the balance already borrowed.

         At April 3, 1999 and March 28, 1998, the amounts outstanding were as follows:

                                                                Borrowings Outstanding
                                                            -------------------------------
                                                               1999                 1998
                                                            ----------          -----------
              U.S. Revolver prime based borrowings:
                (7.75% at April 3, 1999 and 8.75% at
                March 28, 1998)                             $   54,000          $ 3,876,000

              U.S. Revolver LIBOR based borrowings:
                (7.6836%)                                            -            5,500,000

              U.K. Revolver LIBOR based borrowings:
                (7.5375%)                                    4,916,000                    -
                (7.3375%)                                    4,800,000                    -
                (9.6675%)                                            -            7,682,000
                (9.6875%)                                            -            3,528,000
                (9.7475%)                                            -            2,520,000
                                                            ----------          -----------

                                                            $9,770,000          $23,106,000
                                                            ==========          ===========

         Under the facility, the Company has the option of electing either the prime rate plus 0.25%, the Eurodollar rate plus 2.0% or the Sterling rate plus 2.0% when it makes a borrowing. For all prime rate based borrowings, the interest rate will be adjusted automatically each time there is a change in the prime rate. The LIBOR (Eurodollar or Sterling rate) based borrowings' interest rates are fixed for periods of one, two or three months at the Company's option. At the end of the period, the Company can change to a different available interest method. Should the Company's senior interest coverage ratio, as defined in the credit facility, be below a ratio of 2.0 to 1.0 at the end of a fiscal quarter, the interest charges described above are increased 0.25 percentage points for the subsequent periods in which the ratio is below 2.0 to 1.0.

         The Company is required to pay an unused line fee of 0.375% per annum on the average unused facility balance.

         The facility requires the Company to, among other things, maintain minimum levels of net assets, working capital, current ratio and interest coverage ability. In addition, the facility limits the amount of capital expenditures the Company can make on an annual basis and prohibits the payment of cash dividends. Borrowings under the facility are collateralized by the Company's receivables, equipment, inventory, real property and other assets. The facility expires in December 2002.

         In February 1999, the Company executed a waiver and amendment to its revolving credit facility to change, among other items, the senior interest coverage covenant, as defined in the credit facility, from a requirement that the Company maintain a coverage ratio of at least 4.0 to 1.0, measured at the end of each fiscal quarter, to a ratio of at least 1.0 to 1.0, measured at the end of each fiscal quarter, until April 3, 2000 and to waive any event of default that may have occurred, as a result of the Company not achieving the required ratio of 4.0 to
         1.0 as of January 2, 1999.

(8)      Debt Obligations:
         -----------------

         Debt obligations consisted of the following as of April 3, 1999 and March 28, 1998:

                                          1999             1998
                                       -----------      -----------
           Variable rate term loan     $   450,000      $ 2,931,000

           Fixed rate term loan ..       1,900,000        2,694,000
                                       -----------      -----------

                                         2,350,000        5,625,000

           Less:  current portion       (1,264,000)      (2,483,000)
                                       -----------      -----------

           Long-term portion .....     $ 1,086,000      $ 3,142,000
                                       ===========      ===========

         The variable rate term loan borrowing is repayable monthly through December 1999 with total principal installment payments amounting to approximately $56,250 per month. The Company has two interest rate options for the variable rate term loans: prime rate plus 0.50% and Eurodollar rate plus 2.50%. As of April 3, 1999, the term loans bear interest at 6.9% through April 30, 1999, at which time a new interest option election will be made.

         In August 1996, the Company borrowed the fixed rate term loan. This term loan bears interest at 7.345% until November 1999 and at 6.0% beyond that date. The loan is repayable in monthly principal installments of approximately $63,000 through June 2001 and a final payment of approximately $850,000 in July 2001.


(9)      Acquisition of Assets:
         ----------------------

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

(10)     Segment and Customer Information:
         ---------------------------------

                               Year Ended        Year Ended         Year Ended
                             April 3, 1999     March 28, 1998     March 29, 1997
                             -------------     --------------     --------------
Net Sales:
  North America ........     $  89,046,000      $ 124,241,000      $ 121,766,000
  Foreign ..............        87,516,000         83,031,000         99,669,000
  Export ...............         3,196,000          6,498,000          6,114,000
                             -------------      -------------      -------------

       Total ...........     $ 179,758,000      $ 213,770,000      $ 227,549,000
                             =============      =============      =============

Operating Income (loss):
  Domestic and Export ..     $    (176,000)     $   8,360,000      $   4,194,000
  Foreign ..............         1,922,000          1,121,000         11,032,000
  Eliminations .........           123,000            268,000            178,000
                             -------------      -------------      -------------

              Total ....     $   1,869,000      $   9,749,000      $  15,404,000
                             =============      =============      =============


Identifiable Assets:
   Domestic and Export .     $  71,927,000      $  87,945,000      $  85,393,000
   Foreign .............        54,572,000         72,803,000         66,740,000
   Eliminations ........       (23,533,000)       (24,638,000)       (20,422,000)
                             -------------      -------------      -------------

              Total ....     $ 102,966,000      $ 136,110,000      $ 131,711,000
                             =============      =============      =============

Net Assets:
    Domestic and Export      $  58,560,000      $  59,064,000      $  54,477,000
    Foreign ............        22,807,000         23,256,000         23,260,000
    Eliminations .......       (14,201,000)       (12,997,000)       (12,151,000)
                             -------------      -------------      -------------

       Total ...........     $  67,166,000      $  69,323,000      $  65,586,000
                             =============      =============      =============

         The breakout of Domestic and export assets is not available since these operations use common resources and, as a result, the breakout of operating income between domestic and export is not available. Foreign sales represent principally Europe. Foreign identifiable assets and net assets represent principally the Company's European operations. No individual customer accounted for 10% or more of net sales for any of the periods presented.

(11)     Income Taxes:
         -------------

         The provision for income taxes on earnings consisted of the following:

                              Year Ended         Year Ended         Year  Ended
                             April 3, 1999     March 28, 1998      March 29, 1997
                             -------------     --------------      -------------
Current:
  Federal .............       $  (484,000)       $ 2,591,000        $ 1,655,000
  Foreign .............            86,000             49,000          3,052,000
  State and local .....          (176,000)           767,000            392,000
                              -----------        -----------        -----------

                                 (574,000)         3,407,000          5,099,000
                              -----------        -----------        -----------

Deferred:
  Federal .............           533,000            134,000           (287,000)
  Foreign .............          (110,000)           (88,000)           (89,000)
  State and local .....           178,000             (2,000)           (88,000)
                              -----------        -----------        -----------

                                  601,000             44,000           (464,000)
                              -----------        -----------        -----------

                              $    27,000        $ 3,451,000        $ 4,635,000
                              ===========        ===========        ===========

         The tax provisions differ from amounts computed by applying the U.S. statutory federal income tax rate due to the following:

                                   Year Ended       Year Ended       Year Ended
                                 April 3, 1999    March 28, 1998   March  29, 1997
                                 -------------    --------------   ---------------
Federal income
  tax expense (benefit)
  at statutory rates .........     $  (156,000)     $ 2,504,000     $ 4,423,000
State taxes ..................           2,000          505,000         198,000
Foreign provision (benefit)
  on income (loss) of
  foreign subsidiaries
  different than
  statutory rate .............         153,000          330,000        (321,000)
Other ........................          28,000          112,000         335,000
                                   -----------      -----------     -----------

                                   $    27,000      $ 3,451,000     $ 4,635,000
                                   ===========      ===========     ===========

         Pretax  foreign  income  (loss)  was   $(520,000),   $(1,085,000)   and
         $9,384,000 for the years ended April 3, 1999, March 28, 1998 and March 29, 1997, respectively.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. The items which comprise net deferred income taxes are as follows:

                                                April 3, 1999       March 28, 1998
                                                -------------       --------------

Inventory differences ....................       $  (166,000)       $   300,000
Depreciation and amortization ............          (728,000)          (547,000)
Liabilities and reserves not
  currently tax deductible ...............         3,040,000          3,468,000
Net operating loss carryforwards .........           438,000            450,000
Other ....................................           176,000            (60,000)
Valuation reserves .......................          (261,000)          (511,000)
                                                 -----------        -----------

                                                 $ 2,499,000        $ 3,100,000
                                                 ===========        ===========

(12)     Commitments and Contingencies:
         ------------------------------

         Minimum future operating lease obligations at April 3, 1999, by year and in the aggregate, are as follows:

                                 2000                          $1,568,000
                                 2001                           1,125,000
                                 2002                             886,000
                                 2003                             226,000
                                 2004                              40,000
                                 Thereafter                       282,000

         Operating leases relate principally to manufacturing, office and warehouse facilities with non-cancellable portion expiring on various dates through the year 2011. Operating lease expense for the years April 3, 1999, March 28, 1998 and March 29, 1997 approximated $1,702,000, $1,649,000 and $1,743,000, respectively.

         The Company has been named a Potentially Responsible Party related to contamination which occurred at seven offsite disposal sites. The Company believes that the actions relating to these contaminations occurred prior to current ownership of the Company and as part of the purchase agreement, the Company's prior owner, Textron Inc., has retained these liabilities and has indemnified the Company for these liabilities. In addition, there exists certain environmental cleanup that must be performed related to a site owned by the Company. The Company believes that the cost of this cleanup to the Company will not be significant and has accrued the estimated cost of this cleanup.

         In addition to the matters discussed above, the Company is subject to various other legal proceedings, claims and liabilities which have arisen in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial results of operations or financial position of the Company.

         The Company has employment agreements with several employees under which the Company is required to pay total salaries for these employees of approximately $750,000 annually. The term of each agreement continues until the earlier of the employee's retirement, death, disability or voluntary termination.

         The Company has outstanding letters of credit at April 3, 1999 of approximately $1,500,000 principally related to insurance programs.


(13)     Employee Benefit Plans:
         -----------------------

         The Company has an employee profit sharing plan which covers substantially all U.S. employees and allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Company contributions are made at the discretion of the Board of Directors. For the years ended April 3, 1999, March 28, 1998 and March 29, 1997, the Company recorded expense of approximately $76,000, $808,000 and $754,000, respectively.

         The Company's U.K. subsidiary maintains the Bridgeport Machines Limited Pension Scheme ("Bridgeport Plan"). The Bridgeport Plan covers substantially all full-time U.K. employees. The benefits paid are based on an average final compensation formula. The Company generally funds the minimum amount as established by its consulting actuary. Employees generally contribute approximately 6% of their earnings.

         The pension cost for each of the last three fiscal years for the Bridgeport Plan is comprised of the following:

                                       1999             1998             1997
                                   -----------      -----------      -----------
Service cost (net of
  employee contributions) ....     $   609,000      $   625,000      $   312,000
Interest cost ................       1,863,000        1,833,000        1,555,000
Expected return on plan assets      (1,927,000)      (1,873,000)      (1,340,000)
Net amortization .............          10,000          985,000         (554,000)
                                   -----------      -----------      -----------

                                   $   555,000      $ 1,570,000      $   (27,000)
                                   ===========      ===========      ===========

         Based on the latest actuarial information available, the following table shows the changes in benefit obligations and plan assets and the funded status of the Bridgeport Plan and amounts recognized in the balance sheet as of April 3, 1999 and March 28, 1998.

                                                          1999              1998
                                                     ------------      ------------

Changes in Benefit Obligation
    Benefit obligation, beginning of year ......     $ 27,938,000      $ 21,016,000
    Service cost ...............................        1,388,000           625,000
    Interest cost ..............................        1,863,000         1,833,000
    Actuarial (gain) loss ......................          697,000         5,006,000
    Benefits paid ..............................       (1,064,000)         (800,000)
    Effect of currency exchange rate changes ...         (899,000)          258,000
                                                     ------------      ------------
       Benefit obligation, end of year .........     $ 29,923,000      $ 27,938,000
                                                     ============      ============

Changes in Plan Assets
    Fair value of plan assets, beginning of year     $ 25,978,000      $ 20,787,000
    Actual return of assets ....................        2,040,000         4,014,000
    Employer contributions .....................          935,000           995,000
    Employee contributions .....................          779,000           815,000
    Benefits paid ..............................       (1,064,000)         (800,000)
    Administrative expenses ....................         (221,000)          (89,000)
    Effect of currency exchange rate changes ...         (833,000)          256,000
                                                     ------------      ------------
       Fair value of plan assets, end of year ..     $ 27,614,000      $ 25,978,000
                                                     ============      ============

Funded status reconciliation
    Funded status, end of year .................     $ (2,309,000)     $ (1,960,000)
    Unrecognized net loss ......................        1,565,000           980,000
    Transition obligation ......................          136,000           150,000
                                                     ------------      ------------
       Accrued pension liability ...............     $   (608,000)     $   (830,000)
                                                     ============      ============


         Following are the significant assumptions used by the plan's actuary:


                                                           1999            1998
                                                           ----            ----

             Discount rate                                 5.75%           6.75%
             Rate of increase in compensation levels       3.25%           4.25%
             Long-term rate of return on assets            7.00%           7.50%

(14)     Stock Option Plan and Stock Awards:
         -----------------------------------

         The Company maintains the 1994 Stock Option Plan, as amended, pursuant to which the Company can issue stock options, stock appreciation rights, stock bonuses, restricted stock awards, performance units and phantom stock. The Company reserved 409,750 shares of common stock for issuance under this plan, of which 51,840 are available for future issuance. Each option granted vests and becomes exercisable over a period of three years at a rate of one third annually and expires five years from the date of grant.

         In addition, the Company maintains the 1994 Non-Employee Director Stock Option Plan, as amended, under which 120,000 shares of common stock were reserved for issuance; 64,000 shares are available for future issuance under this plan. This plan has a term of ten years and annually each non-employee director will be automatically granted an option to purchase 2,000 shares of common stock. Each option granted under this plan vests and becomes exercisable over a period of three years at a rate of one third annually and expires five years from the date of grant. The exercise prices of all future options granted will be the fair market value of the common stock on the day prior to the date the option is granted.

         The following table summarizes the activity under the plans:

                                                                  Weighted Average
                                                      Options       Exercise Price
                                                      -------       --------------
March 30, 1996 ..........................             215,786         $   11.03
    Options issued ......................              40,500             12.12
    Options exercised ...................              (2,664)            10.00
    Options cancelled ...................             (13,502)            13.31
                                                      -------
March 29, 1997 ..........................             240,120             11.09
    Options issued ......................             133,600             10.75
    Options exercised ...................             (23,043)             9.88
    Options cancelled ...................             (15,834)            10.40
                                                      -------
March 28, 1998 ..........................             334,843             11.08
    Options issued ......................              13,500             10.78
    Options exercised ...................              (2,000)            10.00
    Options cancelled ...................             (41,335)            10.93
                                                      -------
April 3, 1999 ...........................             305,008             11.11
                                                      =======

         As of April 3, 1999, of the options outstanding, 119,908, 129,600, 28,500, 18,500 and 8,500 are exercisable at a weighted average exercise price of $10.20, $11.06, $13.26, $14.46 and $10.41, respectively, and expire in fiscal 2000, 2001, 2002, 2003 and 2004 respectively.

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

         The Company used the Black-Scholes model to value the stock options granted. This model may not be indicative of the actual fair value of such options were a ready market available. The weighted average assumptions used to estimate the value of the options and the weighted average estimated fair value of an option granted, are as follows:

                                                         1999              1998
                                                         ----              ----
                Term (years)                               5                  5
                Volatility                                41%                26%
                Risk-free interest rate                 6.75%              6.75%
                Dividend yield                             0                  0
                Weighted average fair value            $4.40              $3.92

         Had the Company determined compensation cost based upon the fair value at the date of grant for its stock options under FAS 123, the Company's net income (loss) and earnings (loss) per share would have been the proforma results below:

                                                                        1999             1998              1997
                                                                        ----             ----              ----

           Proforma net income (loss)                                $(596,000)       $3,849,000        $7,953,000
           Proforma basic earnings (loss) per share                     ($0.11)            $0.68            $1.40
           Proforma diluted earnings (loss) per share                   ($0.11)            $0.68            $1.39

         Proforma computations for purposes of FAS 123 only consider the portion of the estimated fair value of awards earned in the four years ended April 3, 1999. Additional awards in future years would effect the computations for future years.

(15)     Earnings Per Share
         ------------------

         Basic earnings per common share for the three years ended April 3, 1999 are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for the three years ended April 3, 1999 are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares which are determined as follows:

                                                  1999           1998         1997
                                               ---------     ---------     ---------
Weighted average common shares outstanding     5,619,000     5,657,000     5,679,000
Effect of dilutive options to purchase
  common stock ...........................             0        15,000        41,000
                                               ---------     ---------     ---------
Adjusted weighted average common shares ..     5,619,000     5,672,000     5,720,000
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

         Stock options to purchase 305,008 and 73,000 shares of common stock at prices ranging from $9.50 to $16.25 and $11.44 to $16.25 per share, respectively, were outstanding at April 3, 1999 and March 28, 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock. These options expire in fiscal years 2000 to 2004.

(16)     Comprehensive Income
         --------------------

         In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") was issued. FAS 130 requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the last three fiscal years presented below include foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items.

                                        1999             1998             1997
                                    -----------      -----------     -----------
Net income (loss) .............     $  (486,000)     $ 3,915,000     $ 8,001,000
Foreign currency
  translation adjustments .....      (1,055,000)         103,000         450,000
                                    -----------      -----------     -----------
Comprehensive income (loss) ...     $(1,541,000)     $ 4,018,000     $ 8,451,000
                                    ===========      ===========     ===========

(17)     Quarterly Financial Data (Unaudited)
         ------------------------------------

                                          (In thousands, except per share amounts)

                                       1st Qtr      2nd Qtr        3rd Qtr       4th Qtr
                                      --------     --------      --------      --------
Fiscal 1999
Net sales .........................   $ 51,086     $ 48,447      $ 41,885      $ 38,340
Operating income (loss) ...........      1,576          500           557          (764)
Net income (loss) .................        547           59          (122)         (970)
Basic earnings (loss) per share ...       0.10         0.01         (0.02)        (0.17)
Diluted earnings (loss) per share..       0.10         0.01         (0.02)        (0.17)

Fiscal 1998
Net sales .........................   $ 54,546     $ 44,896      $ 58,728      $ 55,600
Operating income (loss) ...........      3,333         (150)        3,322         3,244
Net income (loss) .................      1,501         (757)        1,724         1,447
Basic earnings (loss) per share....   $   0.26     ($  0.13)     $   0.31      $   0.26

Diluted earnings (loss) per share..   $   0.26     ($  0.13)     $   0.31      $   0.26

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total computed for the year. In accordance with FAS 128, earnings per share for previously reported periods have been restated.

(18)      Subsequent Event (Unaudited)
         -----------------------------

         On April 23, 1999, the Company and Goldman Industrial Group, Inc. announced the execution of a definitive merger agreement. Under the terms of the definitive merger agreement, which was approved by the Board of Directors of the Company, stockholders of Bridgeport Machines will receive $10.00 in cash for each share of Bridgeport Machines common stock that they own.

         The transaction requires the approval of the shareholders of the Company and is subject to other customary closing conditions. The holders of approximately 40% of the outstanding common stock of Bridgeport Machines have agreed to vote in favor of the transaction.

                                INDEX TO EXHIBITS


                                    EXHIBITS

Exhibit
Number                               Description
------                               -----------

         Asset Purchase Agreement, dated June 2, 1995, between Schultz & Braun GmbH, W. P. Werner Schneider and Bridgeport Machines GmbH
2.1.1    a) German version (binding agreement) (d)
2.1.2    b) English translation (d)
2.2 Agreement and Plan of Merger, dated as of April 23, 1999, by and among Goldman Industrial Group, Inc., Bronze Acquisition Corp. and Bridgeport Machines, Inc. (m)
3.1      Amended and Restated Certificate of Incorporation (a)
3.2      Amended and Restated Bylaws (a)
4.       See Amended and Restated Certificate of Incorporation, filed as Exhibit
         3.1 (a)
10.1.1 Plan and Agreement of Recapitalization for the Company dated as of December 15, 1992 (with certain exhibits) (a)
10.1.2 Termination Agreement and Waiver of Nominee Rights, effective March 8, 1995, among the Company and certain stockholders (e)
10.1.3 Termination and Registration Rights Agreement between the Company and Textron Inc. (b)
10.1.4   Notice and Waiver of Textron Inc. (b)

10.1.5 Notice and Waiver of Kansas Debt Fund, as nominee for Kansas Public Employees Retirement System (b)
10.1.6   Notice and Waiver of State of Delaware Employees Retirement Fund (b)
10.2.1 Revolving Credit and Security Agreement dated as of December 18, 1992, as amended (a)
10.2.2 Amendment No. 4 to Revolving Credit and Security Agreement dated as of December 18, 1992 (a)
10.2.3 Amended and Restated Revolving Credit, Term Loan and Security Agreement dated as of December 23, 1994 (c)
10.2.4 Consent and Amendment No. 2 to Amended and Restated Revolving Credit, Term Loan and Security Agreement (d)
10.2.5 Amendment No. 3 to Amended and Restated Revolving Credit, Term Loan and Security Agreement (g)
10.2.6 Amendment No. 4 to Amended and Restated Revolving Credit, Term Loan and Security Agreement (i)
10.2.7 Amendment No. 5 to Amended and Restated Revolving Credit, Term Loan and Security Agreement (j)
10.2.8 Amendment No. 6 to Amended and Restated Revolving Credit, Term Loan and Security Agreement (k) 10.2.9 Amendment No. 7 to Amended and Restated Revolving Credit, Term Loan and Security Agreement (l)
10.2.10 Waiver and Amendment No. 8 to Amended and Restated Revolving Credit, Term Loan and Security Agreement (l)
10.3.1   Company's 1994 Stock Incentive Plan (a)T
10.3.2   Form of Stock Option Grant under  Company's  1994 Stock  Incentive Plan
         (e) T
10.4.1   Company's 1994 Non-Employee Director Stock Option Plan (a)T
10.4.2 Form of Stock Option Grant under Company's 1994 Non-Employee Director Stock Option Plan (e) T
10.5 Employment Agreement between the Company and Joseph E. Clancy (k) T Employment Agreement between the Company and Dan L. Griffith (f)T
10.6.1   Consulting Agreement between the Company and Dan L. Griffith T
10.7 Employment Agreement between Bridgeport Machines Limited and Malcolm Taylor (h)T
10.8 Purchase and Sale Agreement dated as of May 7, 1986 between the Company and Textron Inc. (a)
10.9 Settlement Agreement dated June 22, 1994 between the Company and Textron Inc. (a)
10.10.1  Management Subscription Agreements dated June 30, 1986 (a)
10.10.2  Termination Agreement among the Company and Management Purchasers (b)
10.10.3 Notice and Waiver of Lehman Brothers Holdings, Inc. (b) Lease Agreement, dated June 2, 1995, between Alu-Billets Produktions GmbH and Bridgeport Machines GmbH
10.11.1  a) German version (binding agreement) (d)
10.11.2  b) English translation (d)
10.12    Employment Agreement between the Company and Walter C. Lazarcheck (k) T
10.13 Affiliate's Agreement, dated as of April 23, 1999, between Goldman Industrial Group, Inc. and Textron Inc. (m)
10.14 Affiliate's Agreement, dated April 23, 1999, between Goldman Industrial Group, Inc. and Lehman LBO Inc. (m)

10.15 Affiliate's Agreement, dated April 23, 1999, between Goldman Industrial Group, Inc. and the State of Delaware Employees Retirement Fund (m)
10.16 Affiliate's Agreement, dated April 23, 1999, between Goldman Industrial Group, Inc. and Joseph E. Clancy (m)
10.17 Affiliate's Agreement, dated April 23, 1999, between Goldman Industrial Group, Inc.and Dan L. Griffith (m)
11.      Statement of  Calculation  of Earnings Per Share (n)
21.      Subsidiaries of the Registrant
23.      Consent of Arthur Andersen LLP
27.      Financial Data Schedule
--------------------

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

(j) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended March 29, 1997

(k) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended March 28, 1998

(l) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 2, 1999.

(m) Incorporated by reference from the Company's Current Report on Form 8-k dated April 23, 1999.

(n) Not included because computation can be determined from material contained in the Consolidated Financial Statements included in this Annual Report on Form 10-K.

T A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report.