Form 10-Q
period 1999-07-03
BRIDGEPORT MACHINES INC
filed 1999-08-13
CIK 931125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                   -----------

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the Quarterly Period Ended July 3, 1999

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

                              Yes [ X ]      No [   ]

The number of shares of Issuer's Common Stock, $.0l par value, outstanding on July 3, 1999 was 5,568,104 shares.

                            BRIDGEPORT MACHINES, INC.
                                AND SUBSIDIARIES




                                      INDEX


Part I - FINANCIAL INFORMATION
------------------------------

Item l.             FINANCIAL STATEMENTS

                    Consolidated Balance Sheets as of
                    July 3, 1999 and April 3, 1999

                    Consolidated Statements of Operations for the three month periods ended July 3, 1999 and June 27, 1998

                    Consolidated Statements of Stockholders'
                    Equity for the three month periods ended
                    July 3, 1999 and June 27, 1998

                    Consolidated Statements of Cash Flows
                    for the three month periods ended
                    July 3, 1999 and June 27, 1998

                    Notes to Consolidated Financial Statements

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS


Part II - OTHER INFORMATION
---------------------------

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

                            BRIDGEPORT MACHINES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)


                                                        July 3,         April 3,
                                                         l999             l999
                                                      ---------       ---------
          ASSETS
CURRENT ASSETS:
        Cash                                          $   5,764       $   3,844
        Trade accounts receivable,
          less allowance of $1,289
          and $1,402, respectively                       23,661          24,712
        Inventories                                      46,265          52,206
        Prepaid income taxes                                433             433
        Deferred income taxes                             2,499           2,499
        Prepaid expenses and other current
          assets                                            639             940
                                                      ---------       ---------

            Total current assets                         79,261          84,634

PROPERTY, PLANT AND EQUIPMENT:
        Land                                                340             342
        Buildings, improvements and
          leasehold improvements                          4,098           4,116
        Machinery and equipment                          18,835          19,342
        Furniture and fixtures                            6,256           6,267
                                                      ---------       ---------
                                                         29,529          30,067


Less:  Accumulated depreciation                         (13,270)        (12,684)
                                                      ---------       ---------

             Property, plant and equipment,
               net                                       16,259          17,383
                                                      ---------       ---------

INVESTMENTS IN AND ADVANCES TO AFFILIATES                   535             649

OTHER ASSETS, net of accumulated
  amortization of $386
  and $357, respectively                                    241             300
                                                      ---------       ---------

             Total assets                             $  96,296       $ 102,966
                                                      =========       =========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            BRIDGEPORT MACHINES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                         July 3,      April 3,
                                                          l999          l999
                                                       ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Bank overdrafts                                $     372      $     786
        Working capital revolver                           7,540          9,770
        Accounts payable                                   7,845          9,366
        Accrued expenses                                  13,492         13,408
        Income taxes payable                                  70           --
        Current portion of long-term debt
          obligations                                        614          1,264
                                                       ---------      ---------

             Total current liabilities                    29,933         34,594

LONG-TERM DEBT OBLIGATIONS                                   993          1,086
OTHER LONG-TERM LIABILITIES                                  120            120
                                                       ---------      ---------

             Total liabilities                            31,046         35,800

STOCKHOLDERS' EQUITY:
        Preferred stock, $.0l par value,
          2,000,000 shares authorized,
          no shares issued                                  --             --
        Common stock, $.0l par value,
          13,000,000 shares authorized;
          5,704,404 shares issued
          at July 3, 1999 and April 3, 1999                   57             57
        Capital in excess of par value                    38,533         38,533
        Retained earnings--subsequent to
          reclassification of $6,750
          deficit as part of the quasi-
          reorganization as of January 3,
          l993                                            29,362         30,505
        Other comprehensive income:
          Cumulative translation adjustment               (1,557)          (784)
        Treasury stock at cost, 136,300 shares
          at July 3, 1999 and April 3, 1999               (1,145)        (1,145)
                                                       ---------      ---------

             Total stockholders' equity                   65,250         67,166
                                                       ---------      ---------

             Total liabilities and stock-
             holders' equity                           $  96,296      $ 102,966
                                                       =========      =========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                            BRIDGEPORT MACHINES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED JULY 3, 1999 AND JUNE 27, 1998
                    (In Thousands, Except Per Share Amounts)

                                                      July 3,          June 27,
                                                       1999              1998
                                                     --------          --------
Net sales                                            $ 35,132          $ 51,086
Cost of sales                                          27,786            39,943
                                                     --------          --------


  Gross profit                                          7,346            11,143
Selling, general and
  administrative expenses                               7,869             9,567
                                                     --------          --------

    Operating income (loss)                              (523)            1,576
Interest expense                                         (178)             (630)
Other income (expense), net                               (40)              (82)
                                                     --------          --------
    Income (loss) before provision
      for income taxes                                   (741)              864
Provision for income taxes                                402               317
                                                     --------          --------
    Net income (loss)                                $ (1,143)         $    547
                                                     ========          ========

Basic earnings (loss) per share                      $  (0.21)         $   0.10
                                                     ========          ========


Diluted earnings (loss) per share                    $  (0.21)         $   0.10
                                                     ========          ========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                             BRIDGEPORT MACHINES, INC.

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             FOR THE THREE MONTHS ENDED JULY 3, 1999 AND JUNE 27, 1998
                                                  (In Thousands)



                                                                         ACCUMULATED
                                                                            OTHER
                                                                        COMPREHENSIVE
                                                                            INCOME:
                                               CAPITAL IN                 CUMULATIVE                     TOTAL
                                   COMMON      EXCESS OF     RETAINED     TRANSLATION     TREASURY   STOCKHOLDERS'
                                   STOCK       PAR VALUE     EARNINGS     ADJUSTMENT        STOCK        EQUITY
                                   -----       ---------     --------     ----------        -----        ------
BALANCE, March 28, 1998           $     57     $ 38,513     $ 30,991      $    271      $   (509)     $ 69,323
                                                                                                      --------

Comprehensive Income:
  Net income for the three
    months ended June 27,
    l998                              --           --            547          --            --             547
  Other Comprehensive Income:
    Translation adjustment
      for the three months
      ended June 27, 1998             --           --           --            (206)         --            (206)
                                                                                                      --------
          Total Comprehensive
          Income                                                                                           341
                                                                                                      --------

Exercise of stock options
  for common stock                    --             20         --            --            --              20
                                  --------     --------     --------      --------      --------      --------

BALANCE, June 27, 1998            $     57     $ 38,533     $ 31,538      $     65      $   (509)     $ 69,684
                                  ========     ========     ========      ========      ========      ========


BALANCE, April 3, 1999            $     57     $ 38,533     $ 30,505      $   (784)     $ (1,145)     $ 67,166
                                                                                                      --------

Comprehensive Income (Loss):
  Net (loss) for the three
    months ended July 3, 1999         --           --         (1,143)         --            --          (1,143)
  Other Comprehensive Income:
    Translation adjustment
      for the three months
      ended July 3, 1999              --           --           --            (773)         --            (773)
                                                                                                      --------
        Total Comprehensive
        Income (Loss)                                                                                   (1,916)
                                  --------     --------     --------      --------      --------      --------

BALANCE, July 3, 1999             $     57     $ 38,533     $ 29,362      $ (1,557)     $ (1,145)     $ 65,250
                                  ========     ========     ========      ========      ========      ========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            BRIDGEPORT MACHINES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED JULY 3, 1999 AND JUNE 27, 1998
                                 (In Thousands)


                                                         July 3,        June 27,
                                                           1999           1998
                                                         -------        -------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
  Net income (loss)                                      $(1,143)       $   547
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
         Depreciation and amortization                       902            867
         Net (gain) loss on sale of property,
         plant and equipment                                   4            (13)
Changes in operating assets and
    liabilities:
    (Increase) decrease in net trade
      accounts receivable                                    746          3,217
    (Increase) decrease in inventories                     5,466         (3,373)
    (Increase) decrease in prepaid expenses
      and other current assets                               288            321
    (Increase) decrease in other assets                      131           (187)
    Increase (decrease) in bank overdrafts                  (415)          (920)
    Increase (decrease) in accounts payable
      and accrued expenses                                (1,141)           489
                                                         -------        -------

      Total adjustments                                    5,981            401
                                                         -------        -------
    Cash flows provided by (used in)
      operating activities                                 4,838            948
                                                         -------        -------

CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES:
  Capital expenditures                                      (116)          (628)
  Proceeds from sale of property,
    plant and equipment                                       17             17
                                                         -------        -------

  Cash flows provided by (used in)
    investing activities                                     (99)          (611)
                                                         -------        -------

                            BRIDGEPORT MACHINES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED JULY 3, 1999 AND JUNE 27, 1998
                                 (In Thousands)


                                                         July 3,       June 27,
                                                          1999           l998
                                                        -------         -------
CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES:

  Sale of common stock                                     --                20
  Borrowings (payments) under working
    capital revolver, net                                (2,141)            813
  Payments of other debt and
    capitalized lease obligations                          (622)           (661)
                                                        -------         -------

    Cash flows provided by (used in)
      financing activities                               (2,763)            172
                                                        -------         -------
  Effect of exchange rate changes
    on cash                                                 (56)              8
                                                        -------         -------

    Net change in cash                                    1,920             517
  CASH, beginning of period                               3,844           4,892
                                                        -------         -------

  CASH, end of period                                   $ 5,764         $ 5,409
                                                        =======         =======

  SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                         $   243         $   708
  Income taxes paid, net                                     68              86


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            BRIDGEPORT MACHINES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       THE COMPANY AND BASIS OF PRESENTATION
         -------------------------------------

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

         The consolidated balance sheet as of July 3, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the three months ended July 3, 1999 and June 27, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of or for the periods ended July 3, 1999 and June 27, 1998 have been made. The accounting principles followed during interim periods are generally consistent with those applied for annual periods and are described in the Company's financial statements included in its Form 10-K filed with the Securities and Exchange Commission (the "SEC").

         On April 23, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Goldman Industrial Group, Inc. ("Goldman") and Bronze Acquisition Corp., a wholly owned subsidiary of Goldman ("Merger Sub"). Pursuant to the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving corporation (the "Merger"). As a result of the Merger, each outstanding share of common stock of the Company (other than shares owned by the Company, Goldman, Merger Sub or any subsidiary thereof or shares with respect to which the holders have perfected appraisal rights under Delaware law) will be converted into the right to receive $10.00 in cash.

         At a special meeting of stockholders held on July 14, 1999, the Company's stockholders approved the Merger Agreement and the Merger contemplated by that agreement.

         On July 20, 1999 and August 2, 1999, the Company announced that the closing of the Merger had been delayed to allow Goldman to satisfy a condition to its lenders providing funds for the Merger.


2.       INTERIM STATEMENTS
         ------------------

         The following accounting policies which are applied in the preparation of the interim financial statements are different from those applied in the year-end financial statements:

         Inventories:
         ------------

                  Inventories are valued at year-end based upon actual inventory on hand verified by a physical count. Inventories are adjusted during interim periods for purchases, production and shipments based upon standard costs for material, labor and overhead.

         Income Taxes:
         -------------

                  The income tax provision is calculated based upon an estimated tax rate for the year for each tax jurisdiction.


3.       EARNINGS PER SHARE
         ------------------

         In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), was issued. FAS 128 established new standards for computing and presenting EPS. The Company adopted the new standard in the third quarter of fiscal 1998. Earnings per share information for prior periods has been restated using the new guidelines.

         Basic earnings per common share for the three months ended July 3, 1999 and June 27, 1998 are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for the three months ended July 3, 1999 and June 27, 1998 are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares which are determined as follows:

                                                      1999                1998
                                                    ---------          ---------
Weighted average common
  shares outstanding                                5,568,104          5,654,000
Effect of dilutive options
  to purchase common stock                                  0             34,000
Adjusted weighted average
  common shares                                     5,568,104          5,688,000

         Stock options to purchase 301,598 and 88,500 shares of common stock at July 3, 1999 and June 27, 1998, respectively, at prices ranging from $9.50 to $16.25 and from $11.00 to $16.25 per share were outstanding at July 3, 1999 and June 27, 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock. These options expire in fiscal years 2000 to 2003.

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

4.       COMPREHENSIVE INCOME
         --------------------

         In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") was issued. FAS 130 requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the three months ended July 3, 1999 and June 27, 1998 presented below include foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency translation items.




                                                           1999           1998
                                                         -------        -------
                                                          (amounts in thousands)
Net income (loss)                                        $(1,143)       $   547
Foreign currency translation adjustments                    (773)          (206)
                                                         -------        -------
Comprehensive income (loss)                              $(1,916)       $   341
                                                         =======        =======







5.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
         -----------------------------------------

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which provides new guidelines for accounting for derivative instruments. The Company is currently analyzing what, if any, impact the new guideline will have on the Company. This new statement is effective for financial periods beginning after June 15, 2000.

6.       SEGMENT AND CUSTOMER INFORMATION
         --------------------------------

                                                   Three Months Ended
                                           July 3, 1999         June 27, 1998
                                           ------------          ------------
Net Sales:
  North America                            $ 19,001,000          $ 26,127,000
  Foreign                                    15,353,000            23,169,000
  Export                                        778,000             1,790,000
                                           ------------          ------------

       Total                               $ 35,132,000          $ 51,086,000
                                           ============          ============

Operating Income (Loss):
  Domestic and Export                      $   (293,000)         $    445,000
  Foreign                                      (353,000)            1,118,000
  Eliminations                                  123,000                13,000
                                           ------------          ------------

    Total                                  $   (523,000)         $  1,576,000
                                           ============          ============


                                            July 3, 1999         April 3, 1999
                                           -------------         -------------
Identifiable Assets:
   Domestic and Export                     $  70,749,000         $  71,927,000
   Foreign                                    48,761,000            54,572,000
   Eliminations                              (23,214,000)          (23,533,000)
                                           -------------         -------------

         Total                             $  96,296,000         $ 102,966,000
                                           =============         =============

Net Assets:
    Domestic and Export                    $  58,403,000         $  58,560,000
    Foreign                                   20,969,000            22,807,000
    Eliminations                             (14,122,000)          (14,201,000)
                                           -------------         -------------
         Total                             $  65,250,000         $  67,166,000
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

                   BRIDGEPORT MACHINES, INC. AND SUBSIDIARIES


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated financial statements:

                                                       THREE MONTHS ENDED
                                                  July 3, 1999        June 27, 1998
                                                  ------------        -------------


Net sales                                              100.0%            100.0%
Gross profit                                            20.9%             21.8%
Selling, general and adminis-
  trative expenses                                      22.4%             18.7%
Operating income (loss)                                 (1.5%)             3.1%
Interest expense                                        (0.5%)            (1.2%)
Other income (expense), net                             (0.1%)            (0.2%)
Income tax expense                                       1.1%              0.6%
Net income (loss)                                       (3.3%)             1.1%


COMPARISON OF THE THREE MONTHS ENDED JULY 3, 1999 ("FIRST QUARTER OF FISCAL 2000") TO THE THREE MONTHS ENDED JUNE 27, 1998 ("FIRST QUARTER OF FISCAL 1999")
--------------------------------------------------------------------------------

         Net sales were $35.1 million in the first quarter of fiscal 2000, a decrease of $16.0 million, or 31.2%, as compared to the first quarter of fiscal l999. The decrease in sales is primarily due to a $7.1 million or 27.3% decline in sales in North America and a $8.4 million or 35.3% decline in sales in Europe. North America and Europe are the Company's two principal markets.

         During the first quarter of fiscal 2000, the Company's net incoming orders in North America and Europe were approximately 28% and 59% less, respectively, than the incoming orders in the first quarter of fiscal 1999. These declines appear to represent a cyclical trend in North America and in parts of Europe, the Company's two principal markets, of declining purchases by customers for machine tools in the segment of the machine tool industry in which the Company participates. The Company cannot predict for what period of time the decreased level of customer purchases could continue, whether the level of customer purchases will decline further, or the level at which incoming orders will be.

         Backlog at July 3, 1999 was approximately $12.3 million compared with approximately $14.6 million at April 3, 1999. Of the backlog at July 3, 1999, approximately $5.4 million relates to sales primarily in North America and approximately $6.9 relates to sales primarily in Europe. The Company's backlog balances fluctuate as a result of many factors including length of time to deliver products, new product introductions and market conditions. At the current levels of backlog, the Company is more dependent on future incoming orders than it has been in the recent past. As stated above, during the first quarter of fiscal 2000, the Company experienced a decline in net incoming orders in North America and Europe of approximately 28% and 59%, respectively, as compared to the incoming orders in the first quarter of fiscal 1999.

         Gross profit was $7.3 million in the first quarter of fiscal 2000, a decrease of $3.8 million, or 34.1%, as compared to the first quarter of fiscal l999. The decline in gross profit is primarily a result of lower sales and production volumes. Gross profit as a percent of sales was 20.9% in the first quarter of fiscal 2000 as compared to 21.8% in the first quarter of fiscal 1999. The decline in gross profit as a percent of sales was predominately due to the decline in sales which resulted in lower production volumes causing less absorption of fixed costs.

         Selling, general and administrative expenses were $7.9 million in the first quarter of fiscal 2000, a decrease of $1.7 million, or 17.7%, as compared to the first quarter of fiscal l999. The decrease in dollar amount consisted primarily of $0.7 million in compensation and related expenses, $0.6 million in advertising expenses and $0.3 million in research and development expenses. The decrease was offset to some extent by approximately $0.5 million of expenses related to the anticipated merger of the Company with Goldman Industrial Group, Inc. (as described below). As a percentage of net sales, selling, general and administrative expenses were 22.4% in the first quarter of fiscal 2000, as compared to 18.7% for the first quarter of fiscal l999.

         Operating loss was $0.5 million in the first quarter of fiscal 2000, as compared to operating income of $1.6 million in the first quarter of fiscal l999.

         Interest expense was $0.2 million in the first quarter of fiscal 2000 and $0.6 million in the first quarter of fiscal l999.

         Provision for income taxes was $0.4 million in the first quarter of fiscal 2000, as compared to $0.3 million in the first quarter of fiscal 1999. The provision for income taxes in the first quarter of fiscal 2000 is a result of taxable income generated in certain tax jurisdictions. Losses were generated in other tax jurisdictions for which no income tax benefit was established since such losses cannot currently be utilized for income tax reporting purposes.


RECENT DEVELOPMENTS:
--------------------

         On April 23, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Goldman Industrial Group, Inc. ("Goldman") and Bronze Acquisition Corp., a wholly owned subsidiary of Goldman ("Merger Sub"). Pursuant to the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving corporation (the "Merger"). As a result of the Merger, each outstanding share of common stock of the Company (other than shares owned by the Company, Goldman, Merger Sub or any subsidiary thereof or shares with respect to which the holders have perfected appraisal rights under Delaware law) will be converted into the right to receive $10.00 in cash.

         At a special meeting of stockholders held on July 14, 1999, the Company's stockholders approved the Merger Agreement and the Merger contemplated by that agreement.

         On July 20, 1999 and August 2, 1999, the Company announced that the closing of the Merger had been delayed to allow Goldman to satisfy a condition to its lenders providing funds for the Merger.


FOREIGN OPERATIONS:
-------------------

        During the three months ended July 3, 1999, net sales outside North America represented approximately 45.9% of total net sales, as compared to 48.9% for the three months ended June 27, 1998. A substantial portion of these net sales were made by the Company's European operations.

         At times the Company enters into forward exchange contracts to provide economic hedges against foreign currency fluctuations on its intercompany sales transactions between its U.S. and U.K. operations. At July 3, 1999, the Company did not have any commitments outstanding under forward purchase contracts.


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

         As of July 3, 1999, the Company had working capital of $49.3 million compared with $50.0 million at April 3, 1999. The Company meets its short-term financing needs through cash from operations and its revolving credit facility which provides for maximum borrowings of up to $24.5 million in the United States and $19.5 million in the United Kingdom. The borrowing availability is limited to the sum of (a) 80% of eligible accounts receivable plus (b) 40% of eligible inventory (limited to $13.5 million for domestic inventory and $10.0 million for foreign inventory) minus (x) the aggregate amount of outstanding letters of credit and (y) any reserves deemed reasonable by the lenders. Based upon this formula, as of April 3, 1999, the Company could borrow approximately an additional $21.4 million under the revolving credit facility, as amended, beyond the balance already borrowed. At July 3, 1999, the Company had term loans totalling approximately $1.6 million.

         The table below presents the summary of cash flow for the periods indicated:

                                                         THREE MONTHS ENDED
                                                   July 3, 1999      June 27, 1998
                                                   ------------      -------------
Net cash provided by (used in)
  operating activities                                $ 4,838           $   948
Net cash provided by (used in)
  investing activities                                    (99)             (611)
Net cash provided by (used in)
  financing activities                                 (2,763)              172


         Net cash provided by (used in) operating activities fluctuates between periods primarily as a result of differences in the level of sales, net income, the timing of the collection of accounts receivable, purchase of inventory and payment of accounts payable. The net cash provided by (used in) financing activities in the three months ended July 3, 1999 and June 27, 1998 represents primarily repayments or borrowings under the Company's credit facility.

         The Company believes that cash generated from operations and borrowings available under the revolving credit facility will be sufficient to meet its working capital and capital expenditure requirements for at least 12 months from July 3, 1999. Such facility, together with cash from operations, is expected to be sufficient to enable the Company to meet its working capital and capital expenditure needs for the longer term. However, there can be no assurance that liquidity would not be adversely impacted by a decline in general economic conditions or other factors, or that future credit facilities will be available.

CHANGES IN FINANCIAL POSITION:
------------------------------

         At July 3, 1999, trade accounts receivable decreased $1.1 million (4.3%) and inventories decreased $5.9 million (11.4%), as compared to April 3, 1999. These decreases are primarily a result of decreased sales.


SEASONALITY:
------------

        The Company experiences a seasonal decline in net sales during its second fiscal quarter, particularly during the July and August summer holiday period. During such period, the Company's manufacturing facilities close for approximately one to three weeks. The fourth fiscal quarter may also experience decreases in net sales as a result of weather conditions.


ECONOMIC CYCLES:
----------------

         The overall market for machine tools is cyclical, reflecting economic conditions, production capacity utilization, changes in tax and fiscal policies, corporate profitability and financial condition as well as the general level of business confidence. During the first quarter of fiscal 2000, the Company experienced a decline in incoming net orders in North America and Europe of approximately 28% and 59%, respectively, as compared to the first quarter of fiscal 1999. The declines appear to represent a cyclical trend in the United States and in parts of Europe, the Company's two principal markets, of declining purchases by customers for machine tools in the segment of the machine tool industry in which the Company participates. The Company cannot predict for what period of time the decreased level of customer purchases could continue, whether the level of customer purchases will decline further, or the level at which incoming orders will be.

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

PART II - OTHER INFORMATION

Item l   Legal Proceedings                                               None
         -----------------

Item 2   Changes in Securities                                           None
         ---------------------

Item 3   Defaults Upon Senior Securities                                 None
         -------------------------------

Item 4   Submission of Matters to a
         Vote of Security Holders
         ------------------------

                  Approve and adopt the Agreement and Plan of Merger, dated April 23, 1999, by and among Goldman Industrial Group, Inc., Bronze Acquisition Corp. ("Merger Sub") and the transactions contemplated thereby, including the Merger of Merger Sub with and into the Company.

                           Votes for                      4,505,909
                           Votes Against                     29,257
                           Abstained                          3,905
                           Non Votes                      1,029,033

Item 5   Other Information                                               None
         -----------------

Item 6   Exhibits and Reports on Form 8-K                            Exhibit No.
         --------------------------------                            -----------

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

                           (l5)  Not Applicable

                           (l8)  Not Applicable

                           (l9)  Not Applicable

                           (22)  Not Applicable

                           (23)  Not Applicable

                           (24)  Not Applicable

                           (27)  Financial Data Schedule             Ex-27

                           (99)  Not Applicable


                  b) A Form 8-K Current Report dated April 23, 1999 was filed reporting as an other event the execution by the Company of an Agreement and Plan of Merger with Goldman Industrial Group, Inc. and Bronze Acquisition Corp., a wholly owned subsidiary of Goldman Industrial Group, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                  BRIDGEPORT MACHINES, INC.
                                                       (Registrant)



  August 13, 1999                                     /s/ Dan L. Griffith
                                                      -------------------
                                                  By: Dan L. Griffith
                                                      President and
                                                      Chief Executive Officer



   August 13, 1999                                    /s/ Walter C. Lazarcheck
                                                      ------------------------
                                                  By: Walter C. Lazarcheck
                                                      Vice President and
                                                      Chief Financial Officer